Form 10-Q
period 2006-06-30
BLACK NICKEL ACQUISITION CORP I
filed 2006-08-17
CIK 1329548

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐     TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-51720

BLACK NICKEL ACQUISITION CORP. I
(Exact name of small business issuer as specified in its charter)

Delaware	83-0432181
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

300 Colonial Center Parkway
Suite 260
Roswell, Georgia 30076
_____________________________________________
(Address of principal executive offices)(Zip Code)

Issuer's telephone number, including area code: (678) 353-2190

No change
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
Feldman Weinstein & Smith LLP
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,500,000 shares of Common Stock, par value $ .0001 per share, outstanding as of August 16, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

BLACK NICKEL ACQUISITION CORP. I

— INDEX —

PART I - FINANCIAL INFORMATION:
Page
Item 1. Financial Statements:

Balance Sheet - June 30, 2006 (unaudited)	F-1

Statements of Operations (unaudited) for the cumulative period during the development stage May 26, 2005 (inception) through June 30, 2006, the six months ended June 30, 2006, the three months ended June 30, 2006, and the period from May 26, 2005 (inception) through June 30, 2005
F-2

Statement of Changes in Stockholders’ Equity for the cumulative period during the development stage May 26, 2005 (inception) through June 30, 2006 (unaudited)	F-3

Statements of Cash Flows (unaudited) for the cumulative period during the development stage May 26, 2005 (inception) through June 30, 2006, the six months ended June 30, 2006, and the period from May 26, 2005 (inception) through June 30, 2005
F-4

Notes to Interim Unaudited Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits and Reports on Form 8-K	3

Signatures	4

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BLACK NICKEL ACQUISITION CORP. I A Development Stage Company Balance Sheet (Unaudited)	June 30, 2006

ASSETS
Current Assets
Cash and cash equivalents	$8,128
Prepaid expenses	4,166

$12,294

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	5,167

Stockholders' Equity
Preferred stock – $.0001 par value – 10,000,000 shares
authorized; -0- shares issued and outstanding	—
Common stock – $.0001 par value – 75,000,000 shares
authorized; 1,500,000 shares issued and outstanding	150
Additional paid-in capital	49,850
Deficit accumulated during the development stage	(42,873)

7,127

$12,294

See accompanying notes to interim unaudited financial statements.	F-1

BLACK NICKEL ACQUISITION CORP. I A Development Stage Company Statements of Operations (Unaudited)

	Six Months Ended June 30, 2006	Three Months Ended June 30, 2006	Period from May 26, 2005 (Inception) through June 30, 2005	Cumulative Period from May 26, 2005 (Inception) through June 30, 2006
Net Sales	$—	$—	$—	$—
Cost of Sales	—	—	—	—

Gross Profit	—	—	—	—

General and Administrative Expenses	25,040	14,334	1,250	42,873

Net (Loss)	$(25,040)	$(14,334)	$(1,250)	$(42,873)

Basic and Diluted (Loss) Per Share	$(0.02)	$(0.01)	$0.00	$(0.03)

Weighted Average Number of Common Shares Outstanding	1,500,000	1,500,000	1,500,000	1,387,781

See accompanying notes to interim unaudited financial statements.	F-2

BLACK NICKEL ACQUISITION CORP. I A Development Stage Company Statement of Changes in Stockholders' Equity

						(Deficit)
						Accumulated
						During the
	Preferred Stock		Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Stage	Equity
Balance -
May 26, 2005	—	$—	—	$—	$—	$—	$—
Issuance of common stock	—	—	1,500,000	150	49,850	—	50,000
Net (loss)	—	—		—	—	(17,833)	(17,833)

Balance -
December 31, 2005	—	—	1,500,000	150	49,850	(17,833)	32,167
Net (loss)	—	—	—	—	—	(25,040)	(25,040)

Balance - June 30, 2006 (unaudited)	—	$—	1,500,000	$150	$49,850	$(42,873)	$7,127

See accompanying notes to interim unaudited financial statements.	F-3

BLACK NICKEL ACQUISITION CORP. I A Development Stage Company Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2006	Period From May 26, 2005, (Inception) Through June 30, 2005	Cumulative Period from May 26, 2005, (Inception) Through June 30, 2006
Cash Flows from Operating Activities
Net (loss)	$(25,040)	$(1,250)	$(42,873)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities
Accrued expenses	(107)	1,250	5,167
Prepaid expenses	(4,166)	—	(4,166)

	(29,313)	—	(41,872)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	—	50,000

Net Increase (Decrease) in Cash and Cash Equivalents	(29,313)	—	8,128

Cash and Cash Equivalents – beginning	37,441	—	—

Cash and Cash Equivalents – end	$8,128	$—	$8,128

See accompanying notes to interim unaudited financial statements.	F-4

BLACK NICKEL ACQUISITION CORP. I A Development Stage Company Notes to Interim Unaudited Financial Statements June 30, 2006

1 – DEVELOPMENT STAGE COMPANY

Black Nickel Acquisition Corp. I, a development stage company (the “Company”), was incorporated in the State of Delaware on May 26, 2005 and maintains principal offices in Roswell, Georgia. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination.

On May 17, 2006, the Company entered into a letter of intent with InferX Corp., a private company, with respect to entering into a possible reverse merger transaction pursuant to which, based on current discussions, the Company or an affiliate intends to provide bridge financing and merge with InferX Corp. by an exchange of its shares of common stock for all of the issued and outstanding shares of capital stock of InferX Corp. There can be no assurance that the Company will successfully conclude this transaction.

2 – BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements of the Company as of June 30, 2006 and for the three and six months then ended and for the cumulative period from May 26, 2005 (inception) through June 30, 2006, have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading Management’s Discussion and Analysis should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-KSB for the period May 26, 2005 (inception) through December 31, 2005. There have been no changes in significant accounting policies since the period May 26, 2005 (inception) through December 31, 2005.

3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States. Significant accounting policies follow:

a. Use of Estimates — The preparation of the statement of financial condition in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

b. Loss Per Common Share — Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

c. Fair Value of Financial Instruments — The carrying value of cash equivalents, prepaid expenses and accrued expenses approximates fair value due to their short-term nature.

d. Cash and Cash Equivalents — For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

F-5

BLACK NICKEL ACQUISITION CORP. I A Development Stage Company Notes to Interim Unaudited Financial Statements June 30, 2006

    e. Income Taxes— The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting basis and tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.  An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

The Company has approximately $6,400 in gross deferred tax assets at June 30, 2006 resulting from deferred start up costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related tax benefits is uncertain.

4 – RELATED PARTY TRANSACTION

The Company utilizes the office space and equipment of one of its stockholders at no cost. Management estimates such amounts to be immaterial.

5 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements),” that changes requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balance of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. Statement 154 is effective for accounting changes and error correction made in fiscal years beginning after December 15, 2005 (calendar year 2006). The Company does not expect the adoption of SFAS No. 154 to have an effect on its financial statements.

F-6

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The Company incurred a net loss of $(25,040) for the six months ended June 30, 2006. The Company has working capital and total stockholders’ equity of $7,127 as of June 30, 2006.

Plan of Operation. The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Liquidity and Capital Resources. As of June 30, 2006, the Company had assets consisting primarily of $8,128 in cash and cash equivalents. The Company has no debt.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company during such period. It is unlikely the Company will have any revenues unless it is able to effect an acquisition of, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls and procedures subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

1

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

On May 17, 2006, the Company entered into a letter of intent, a copy of which is attached hereto as Exhibit 10.1, with InferX Corp., a private company, with respect to entering into a possible reverse merger transaction pursuant to which, based on current discussions, the Company or an affiliate intends to provide bridge financing and merge with InferX Corp. by an exchange of its shares of common stock for all of the issued and outstanding shares of capital stock of InferX Corp. There can be no assurance that we will successfully conclude this transaction.

2

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 26, 2005.

*3.2	By-Laws

10.1	Letter of Intent with InferX Corp.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK NICKEL ACQUISITION CORP. I

Date: August 16, 2006	By:	/s/ Paul T. Mannion, Jr.
Paul T. Mannion, Jr., President

4