Form 10QSB
period 2006-09-30
INFERX CORP
filed 2006-11-14
CIK 1329548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                                          to
Commission file number 0-51720
InferX Corporation
(formerly, Black Nickel Acquisition Corp. I)
(Exact name of small business issuer as specified in its charter)

Delaware	54-1614664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1600 International Drive
Suite 110
McLean, Virginia 22102
(Address of principal executive offices)
(703) 917-0880
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 9,129,392 shares of common stock outstanding as of November 13, 2006.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

InferX Corporation
(formerly, Black Nickel Acquisition Corp. I)
- INDEX -

Page

PART I — FINANCIAL INFORMATION:

Item 1. Financial Statements:

Balance Sheet — September 30, 2006 (unaudited)	F-1

Statements of Operations for the cumulative period during the development stage May 26, 2005 (inception) to September 30, 2006, the nine months ended September 30, 2006, the three months ended September 30, 2006, and the period from May 26, 2005 (inception) to September 30, 2005 (unaudited)
F-2

Statement of Changes in Stockholders’ Equity for the cumulative period during the development stage May 26, 2005 (inception) to September 30, 2006 (unaudited)	F-3

Statements of Cash Flows for the cumulative period during the development stage May 26, 2005 (inception) to September 30, 2006, the nine months ended September 30, 2006, and the period from May 26, 2005 (inception) to September 30, 2005 (unaudited)
F-4

Notes to Interim Unaudited Financial Statements	F-5

Item 2. Management’s Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II — OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	2

i

Explanatory Note
     Subsequent to the end of the period covered by this Quarterly Report on Form 10-QSB, the registrant, f/k/a Black Nickel Acquisition Corp. I, a Delaware corporation (“Black Nickel”) entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) by and among Black Nickel, InferX Corporation, a privately held Virginia corporation (“InferX Virginia”), and InferX Acquisition Sub, Inc., a newly formed wholly-owned Virginia subsidiary of Black Nickel (“Acquisition Sub”). Concurrently with the execution of the Merger Agreement, Acquisition Sub was merged with and into InferX Virginia and InferX Virginia became a wholly-owned subsidiary of Black Nickel (the “Merger”). Following the Merger, Black Nickel effected a short-form merger of InferX Virginia with and into Black Nickel, pursuant to which the separate existence of InferX Virginia terminated and Black Nickel changed its name to “InferX Corporation.” The Merger Agreement, the Merger and the related transactions are more fully disclosed in the registrant’s Current Report on Form 8-K, filed on October 30, 2006.
     As used in this Quarterly Report on Form 10-QSB and unless otherwise indicated, all references to the “company,” “we,” “our” and “us” refer to Black Nickel.

ii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
INFERX CORPORATION (formerly, Black Nickel Acquisition Corp. I)
A Development Stage Company
Balance Sheet (Unaudited)

September 30, 2006
Assets
Current Assets
Cash and cash equivalents	$7,259
$7,259

Liabilities and Stockholder’s Equity
Current Liabilities
Accrued expenses	4,000
Stockholder’s Equity
Preferred stock — $.0001 par value - 10,000,000 shares authorized; -0- shares issued and outstanding	—
Common stock — $.0001 par value - 75,000,000 shares authorized; 1,500,000 shares issued and outstanding	150
Additional paid-in capital	49,850
Deficit accumulated during the development stage	(46,741)

3,259

$7,259

See accompanying notes to interim unaudited financial statements.

INFERX CORPORATION (formerly, Black Nickel Acquisition Corp. I)
A Development Stage Company
Statements of Operations (Unaudited)

					Cumulative Period
					From May 26,
	Nine Months	Period	Three Months	Three Months	2005 (Inception)
	Ended	May 26, 2005 –	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006
Net Sales	$–	$–	$–	$–	$–

Cost of Sales	–	–	–	–	–

Gross Profit	–	–	–	–	–

General and Administrative	28,908	1,250	3,868	–	46,741

Net (Loss)	$28,908	$1,250	$3,868	$–	$46,741

Basic and Diluted (Loss) Per Share	$(0.02)	$0.00	$(0.01)	$0.00	$(0.04)

Weighted Average Number of Common Shares Outstanding	1,500,000	1,500,000	1,500,000	1,500,000	1,500,000

See accompanying notes to interim unaudited financial statements.

INFERX CORPORATION (formerly, Black Nickel Acquisition Corp. I)
A Development Stage Company
Statement of Changes in Stockholder’s Equity

						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance – May 26, 2005	–	$–	–	$–	$–	$–	$–
Issuance of common stock	–	–	1,500,000	150	49,850	–	150
Net (loss)	–	–	–	–	–	(17,833)	(17,833)

Balance – December 31, 2005	–	–	1,500,000	150	49,850	(17,833)	32,167
Net (loss)	–	–	–	–	–	(28,908)	(28,908)

Balance – September 30, 2006 (unaudited)	–	$–	1,500,000	$150	$49,850	$(46,741)	$3,259

See accompanying notes to interim unaudited financial statements.

INFERX CORPORATION (formerly, Black Nickel Acquisition Corp. I)
A Development Stage Company
Statement of Cash Flows (Unaudited)

			Cumulative
		Period	Period
		From May 26,	From May 26,
	Nine Months	2005 (Inception)	2005 (Inception)
	Ended	through	through
	September 30,	September 30,	September 30,
	2006	2005	2006
Cash Flows from Operating Activities
Net (loss)	$(28,908)	$(1,250)	$(46,741)
Adjustments to reconcile net (loss) to net cash (used in) operating activities	(1,274)	1,250	4,000
Accrued expenses	(30,182)	–	(42,741)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	–	–	50,000

Net Increase (Decrease) in Cash and Cash Equivalents	(30,182)	–	7,259

Cash and Cash Equivalents – beginning	37,441	–	–

Cash and Cash Equivalents – end	$7,259	$–	$7,259

See accompanying notes to interim unaudited financial statements.

INFERX CORPORATION (formerly, Black Nickel Acquisition Corp. I)
A Development Stage Company
Notes to Interim Unaudited Financial Statements
September 30, 2006
1 — Development Stage Company
InferX Corporation, a development stage company (the “Company”), was incorporated under the name “Black Nickel Acquisition Corp. I” in the State of Delaware on May 26, 2005 and maintains principal offices in McLean, Virginia. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination.
On May 17, 2006, the Company entered into a letter of intent with InferX Corporation, a privately-held Virginia corporation (“InferX Virginia”), with respect to entering into a merger transaction relating to a bridge financing on InferX Virginia and the acquisition of and merger with InferX Virginia. The merger closed on October 24, 2006. Following the merger, the Company effected a short-form merger of InferX Virginia with and into the Company, pursuant to which the separate existence of InferX Virginia terminated and the Company changed its name to “InferX Corporation.”
2 — Basis of Presentation for Interim Financial Statements
The accompanying interim financial statements of the Company as of September 30, 2006 and for the three and nine months then ended and for the cumulative period from May 26, 2005 (inception) through September 30, 2006, have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading Management’s Discussion and Analysis should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Form 10-KSB for the period May 26, 2005 (inception) through December 31, 2005. There have been no changes in significant accounting policies since the period May 26, 2005 (inception) through December 31, 2005.
3 — Summary of Significant Accounting Policies
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
     e. Income Taxes —The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting basis and tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.
The Company has approximately $7,500 in gross deferred tax assets at September 30, 2006 resulting from deferred start up costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related tax benefits is uncertain.
4 — Related Party Transaction
The Company has utilized the office space and equipment of one of its stockholders at no cost. Management estimates such amounts to be immaterial.
5 — Recent Accounting Pronouncements
In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements),” that changes requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balance of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. Statement 154 is effective for accounting changes and error correction made in fiscal years beginning after December 15, 2005 (calendar year 2006). The Company does not expect the adoption of SFAS No. 154 to have an effect on its financial statements.
6 — Subsequent Event
On October 24, 2006, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) by and among the Company, InferX Virginia, and InferX Acquisition Sub, Inc., a newly formed wholly-owned Virginia subsidiary of the Company (“Acquisition Sub”). Concurrently with the execution of the Merger Agreement, Acquisition Sub was merged with and into InferX Virginia and InferX Virginia became a wholly-owned subsidiary of the Company (the “Merger”). Following the Merger, the Company effected a short-form merger of InferX Virginia with and into the Company, pursuant to which the separate existence of InferX Virginia terminated and the Company changed its name to “InferX Corporation.”

Item 2. Management’s Discussion and Analysis or Plan of Operation.
     You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements, the notes to our financial statements and the other financial information contained elsewhere in this filing.
     We incurred a net loss of $(28,908) for the nine months ended September 30, 2006. We have working capital and total stockholders’ equity of $3,259 as of September 30, 2006.
     Plan of Operation. We have not realized any revenues from operations since inception, and our plan of operation for the next twelve months shall be to pursue our business, as is more fully described in our Current Report on Form 8-K, filed October 30, 2006. We can provide no assurance that we can continue to satisfy our cash requirements for at least the next twelve months.
     Liquidity and Capital Resources. As of September 30, 2006, we had assets consisting of $7,259 in cash and cash equivalents. We have no debt.
     Results of Operations. We have not conducted any active operations since inception, except for our efforts to locate suitable acquisition candidates. No revenue has been generated during that period.
Item 3. Controls and Procedures.
     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective.
     During the quarter under report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

1

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     We are not aware of any pending legal proceedings against us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     Subsequent to the end of the period covered by this Quarterly Report on Form 10-QSB, Black Nickel entered into the Merger Agreement by and among Black Nickel, InferX Virginia , and Acquisition Sub. Concurrently with the execution of the Merger Agreement, Acquisition Sub was merged with and into InferX Virginia and InferX Virginia became a wholly-owned subsidiary of Black Nickel. Following the Merger, Black Nickel effected a short-form merger of InferX Virginia with and into Black Nickel, pursuant to which the separate existence of InferX Virginia terminated and Black Nickel changed its name to “InferX Corporation.” The Merger Agreement, the Merger and the related transactions are more fully disclosed in the registrant’s Current Report on Form 8-K, filed on October 30, 2006.
     The unaudited reviewed financial statements of InferX Virginia as of and for the nine months ended September 30, 2006 are filed as Exhibit 99.1 to this Quarterly Report on Form 10-QSB.
Item 6. Exhibits.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

99.1	Unaudited reviewed financial statements of InferX Corporation, a Virginia corporation, as of and for the nine months ended September 30, 2006.

2

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2006	InferX Corporation (formerly, Black Nickel Acquisition Corp. I)

	By:	/s/ B.K. Gogia

B.K. Gogia
President and Chief Executive Officer