Form 10KSB
period 2006-12-31
INFERX CORP
filed 2007-04-16
CIK 1329548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-51720
InferX Corporation
(Name of small business issuer in its charter)

Delaware	54-1614664
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1600 International Drive, Suite 110
McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (703) 917-0880
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None
Securities registered under Section 12(g) of the Exchange Act:
Common stock, $.0001 par value
(Title of class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The issuer’s revenues for the most recent fiscal year, ended December 31, 2006, were $199,991.
The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, October 26, 2006, was approximately $2,106,090.
As of April 13, 2007, there were outstanding 9,129,392 shares of the issuer’s common stock, $.0001 par value.
DOCUMENTS INCORPORATED BY REFERENCE
None
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

- i -

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-KSB, including statements under “Item 1. Description of Business,” and “Item 6. Management’s Discussion and Analysis,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or similar expressions or the negatives thereof. These expectations are based on management’s assumptions and current beliefs based on currently available information. Although we believe that the expectations reflected in such statements are reasonable, we can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-KSB. Our operations are subject to a number of uncertainties, risks and other influences, many of which are outside our control, and any one of which, or a combination of which, could cause our actual results of operations to differ materially from the forward-looking statements.
- ii -

PART I
Item 1. Description of Business
     We develop and market enterprise software that performs privacy preserving predictive analysis on computer databases. Predictive analytics is the analysis of historical and current information to identify trends and patterns to predict likely future outcomes. Our products simultaneously analyze data in multiple remote locations with disparate formats without the need to move the data to a central data warehouse, thereby preserving the privacy and security of the data. Our technology can be used to identify and predict risks and opportunities in near real time for many applications, including homeland security, fraud and intrusion detection, and customer relationship management, or CRM. For example, our technology could help identify high risk cargo containers, identify fraudulent insurance claims or identify opportunities for cross selling and customer retention.
     Historically, we have derived nearly all of our sales revenues under federal government contracts. Under these contracts, we performed research and development that enabled us to retain ownership of the intellectual property, which led to the creation of our current products. Due to the relatively small and uncertain margins associated with fixed price government contracts and the inherent limit of the market size, in fiscal 2002 we began to develop our software as a commercial product, concentrating on building specific applications that we believed would meet the needs of potential new customers. In fiscal 2003, we sold two commercial software licenses. However, since fiscal 2004, all of our revenues have derived from government contracts. Currently, we have one contract with the Missile Defense Agency to develop a prototype of a specialized application of our software.
     Corporate History
     Our company was incorporated in Delaware in May 2005 under the name Black Nickel Acquisition Corp. I. From inception to October 2006, we were a “shell company” with no business or operations and only nominal assets. In October 2006, we acquired and merged with InferX Corporation, a Virginia corporation formed in 1992 (“InferX Virginia”), and succeeded to its business as our sole line of business. In connection with the merger, we changed our name to “InferX Corporation.”
     InferX Virginia was formed in August 2006 by the merger of the former InferX Corporation, a Delaware corporation (“InferX Delaware”), with and into Datamat Systems Research, Inc., a Virginia corporation and an affiliate of InferX Delaware through common ownership (“Datamat”), pursuant to which Datamat was the surviving corporation and changed its name to “InferX Corporation.” Datamat was formed in 1992 as a professional services research and development firm, specializing in technology for distributed analysis of sensory data relating to airborne missile threats under contracts with the Missile Defense Agency and other Department of Defense (“DoD”) contracts. InferX Delaware was formed in 1999 to commercialize Datamat’s missile defense technology to build applications of real time predictive analytics. The original technology was developed in part with grants by the Missile Defense Agency.
     Market Opportunity
     We believe that the demand for predictive analytics technology, in general, has increased in the last several years. Moreover, the need for advanced predictive analytics to analyze data in multiple remote locations has significantly increased due to the heightened security concerns after the events of September 11, 2001 and the proliferation of databases across the intelligence community and federal agencies. Our key executives have been working with the federal government for several years and have gained insight into the need for advanced predictive analytics software and the required capabilities of that software, particularly within the Department of Homeland Security (“DHS”). Prior to joining InferX, one of our key executives was tasked by the Office of the Inspector General to assess all of the analytics systems within DHS. His findings, some of which have been publicly released, show that there is a significant need for advanced predictive analytics technology that is privacy preserving and that analyzes data in multiple remote locations and predicts risks and opportunities in near real time. For example, DHS needs the ability to identify prospective terrorist threats by analyzing sensitive information contained in disparate databases maintained by different organizations, such as consumer and demographic information maintained by companies like Acxiom Corporation, consumer credit information maintained by companies like Experian and financial transaction information maintained by the United States Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”), all without jeopardizing the secrecy of the underlying information.

     In addition, our management has evaluated a number of activities where national and homeland security related concerns will require predictive analysis software. We believe that cargo security, particularly involving shipments through ports, as part of the international supply chain presents a need for predictive analytics software, with both government and private industry as potential purchasers of such software. Accordingly, we have developed a cargo security solution based on our technology that can simultaneously analyze data from manufacturers, distributors, shippers, port operators, customs authorities and others in the supply chain to identify shipments that pose a higher security risk and merit greater scrutiny or additional screening. We have completed and are currently marketing our cargo security solution.
     As a result of the United States’ efforts, particularly through Customs and Border Protection under DHS, to secure the international supply chain and the need for the international community to adopt cargo security standards to ship cargo through U.S. ports, we believe that there will be a significant international market for our solution. The 2006 World Customs Organization exhibition focused on the theme “Safer Trade through Technology.” InferX management attended the meeting and expects to establish joint marketing arrangements with European companies.
     We believe our products have a broad application in many other verticals in the areas of fraud detection, risk analysis and customer retention. Specific examples of potential uses of our products are as follows:
•	Financial Services: Increase customer retention; optimization of cross selling; detection of money laundering; and fraud detection.

•	Insurance: Increase customer profitability; fraud detection; optimization of cross selling; and customer compliance.

•	Healthcare: Optimal treatment analysis; clinical drug trial analysis; analysis of medical images; and healthcare fraud and abuse detection.

•	Retail: Promotion effectiveness analysis; product placement analysis; optimization of cross selling; and sales force optimization.
     Our Product Offerings
     InferAgent®
     Our flagship product is InferAgent. InferAgent was originally developed to analyze distributed sensor data from different locations for the Missile Defense Agency, an agency within the DoD. Lockheed Martin has successfully used InferAgent to analyze sensor data for a classified military project for target discrimination and acquisition.
     InferAgent can analyze data in multiple geographic locations, in near real time without ever moving the data. InferAgent uses the Internet and private Intranets to analyze information from multiple locations. We use encrypted pointers to the data, which cannot be used to expose the data they represent, to move information across the network, thereby preserving the security and privacy of the databases.
     As a result of the analysis, InferAgent can detect and predict risks and opportunities for both commercial and government customers. InferAgent is a generic solution that analyzes data in any structured data format. Based upon the trends and interrelations among the data, it can identify any kind of risk or opportunity that is relevant to the application.
     For example, in national and homeland security applications, InferAgent could identify terrorism risks in the international supply chain – this is our cargo security application. InferAgent can analyze order data maintained by importers, customer order history and other data maintained by manufacturers, shipping manifests maintained by shipping companies, customer information maintained by freight forwarders. By analyzing these disparate databases using our technology, InferAgent can detect anomalies and other predictors of increased risk that would help port operators identify incoming shipments that should be subjected to increased scrutiny.

     In the financial services sector, InferAgent could identify opportunities for cross selling or transactions that are likely tied to money laundering, fraud or other illegal activity. InferAgent can analyze large databases of consumer credit history and demographic information maintained by companies like Acxiom and Experian together with a company’s internal customer history database to help the company identify products or services it does not currently offer but that its customers would likely be interested in buying. Analyzing consumer credit history and demographic information together with financial transaction information maintained by FinCEN could detect suspicious transactions or individuals who are engaging in suspicious financial transactions.
     We believe that InferAgent has placed us at the forefront of a new category of technology called “privacy preserving analytics.” Members of our management have attended two academic conferences focused on privacy preserving analytics and conducted research of competing solutions on the market in development. To our knowledge, none of our competitors has a product that can simultaneously analyze data in multiple locations while maintaining the security and privacy of the underlying information. With InferAgent, privacy is preserved because the data is not moved.
     InferTextTM
     Based on InferAgent’s distributed architecture, InferText is designed to analyze unstructured content, such as documents, email and other types of text. Unlike traditional, keyword search based approaches to unstructured content, InferText transforms unstructured content into a format that facilitates the discovery of meaningful relationships among documents. Although InferText is still in development, we have successfully tested its functionality. We anticipate a commercial release sometime in fiscal 2007.
     InferClusterTM
     Clustering refers to the partitioning of data into groups such that data within the same group are more similar to each other than data in different groups. Clustering makes it easier to recognize outliers and other anomalies in the data. We believe that this has become an increasingly essential data analysis task. InferCluster automatically identifies similarities and performs this clustering without the need for user intervention. For example, in the financial services industry, clustering could group wire transfers according to various characteristics – amount, country of origin, date – and by revealing anomalous transactions, lead to the identification of money laundering activity.
     InferCluster is designed to automatically perform clustering on distributed data, which we believe no other clustering solution currently does. InferCluster uses the same distributed architecture as InferAgent. Although InferCluster is still in development, we have successfully tested its functionality. We anticipate a commercial release sometime in fiscal 2007.
     InferViewTM
     InferView allows users to discover trends and patterns in a single database by creating a 3-D visualization space where users can see, explore, zoom in and gain insight into their data. InferView predicts and visualizes likely outcomes by applying the same predictive analysis to a single database that InferAgent applies to distributed databases. We currently do not market InferView as a stand-alone product. Northrop Grumman successfully used InferView for diagnostics and to predict failures for military aircraft and to learn from historical aircraft failures to streamline and optimize their supply chain.

     Patents and Trademarks
     We developed our technology primarily under Small Business Innovative Research contracts with the federal government. These government contracts allowed us to retain ownership of the intellectual property. Our technology is protected by the following patents:

Patent	Information	Dates	Status
InferView	Full application US Serial: 10/617,054	Filed July 2003	Pending

InferAgent	Full application US Serial: 10/616,718	Filed July 2003	Pending

A hybrid Bayesian decision tree for classification	Full application US Serial: 60/556,554	Filed March 2003	Pending

InferCluster	Provisional application	Filed September 2006	Filed

InferText	Provisional application	Filed September 2006	Filed
     Our InferView patent protects the product’s unique graphical user interface that helps visualize decision making models.
     The InferAgent patent covers the architecture, algorithms and framework underlying InferAgent’s distributed data mining processes.
     The hybrid Bayesian decision tree for classification patent describes our method for increasing the speed of decision making.
     We have filed provisional patent applications for both InferCluster and InferText. Provisional patent applications allow us to obtain the earliest possible filing dates and give us additional time to prepare a full patent application. We anticipate filing full patents for both products by February 2007.
     Competition
     The market for our solutions is intensely competitive and is constantly changing. Our competitors vary in the size and scope of the products and services they offer. We encounter competition from a number of sources, including:
•	predictive modeling companies;

•	CRM solutions providers;

•	business intelligence solutions providers; and

•	software companies supplying modeling, rules or analytic development tools.

     Companies such as SAS Institute Inc., SPSS Inc., Fair Isaac Corporation, Angoss Software Corp., Megaputer Intelligence, Inc. and Insightful Corporation offer stand-alone software systems that perform predictive analysis on single desktops and servers. InferAgent can operate on multiple, geographically-dispersed computers.
     Oracle Corporation and Teradata (a division of NCR Corporation) provide analytical tools that only operate with their respective proprietary database products. InferAgent can operate with multiple databases, regardless of the underlying database format.
     Companies such as Infoglide Software Corporation, International Business Machines Corporation, Knowledge Computing Corporation, Exegy, Inc. and Dulles Research, LLC, market software that can perform discovery over networks and distributed data sources. However, we believe that their software has no predictive analytic capabilities and generally provides only for discrete pattern matching, such as matching of names, phone numbers, IP addresses, etc.
     We believe our products offer the following advantages compared to our competition:
•	access and mine remote data

•	provide predictive analysis where many future risks and opportunities can be identified

•	work with multiple databases in different formats

•	preserve the privacy of data

•	maintain the security and ownership of data

•	eliminate the need for creating data warehouses

•	provide near real time analysis and prediction
     We believe access to additional data sources beyond those in a data warehouse provides a better basis for more accurate analysis. Also, we believe that the elimination of the need for a data warehouse will result in cost and time savings and reduce on-going support and maintenance expenses. Accordingly, we believe using our systems can result in a significant return on investment.
     Sales and Marketing
     We have used outside consultants to assist us in developing our marketing and collateral material, branding and Web design and content creation. We have engaged Elite Financial Group, Lake Mary, Florida, to help develop market and media awareness campaigns along with public relations strategies. We are not substantially dependent on our relationship with these outside consultants to accomplish our marketing plans.
     We have hired Jesus Mena as our Chief Strategy Officer to assist with our overall product and market strategy, particularly on efforts within DHS. Mr. Mena has over 25 years of experience in data mining and has written four books on data mining and homeland security, including his latest, “Homeland Security Techniques and Technologies.” Mr. Mena recently completed a DHS-wide audit of all DHS analytical and data mining systems and has detailed knowledge and insight into the efforts and needs of the DHS components. We believe there are considerable barriers to entry when pursuing sales within DHS. They include having access to the proper contracting vehicle, having facilities and people with the proper security clearances and having personnel with appropriate core knowledge in both product offerings and DHS sales procedures. However, we believe that the addition of Mr. Mena and our continuing work with the Missile Defense Agency enables us to overcome DHS barriers and affords us significant sales advantages.

     In addition, we have engaged Michael D. Brown in marketing our products and services to senior government officials and members of Congress. Mr. Brown was formerly the Department of Homeland Security Under Secretary of Federal Emergency Management and Director of the Federal Emergency Management Agency. Mr. Brown will be working with us in the development, marketing and presentation of our products to potential government and commercial customers.
     We have positioned InferX as a leading provider of Privacy Preserving Real-Time Analytics solutions. Our marketing efforts include: a series of breakfast briefings, with featured speakers Jesus Mena and Michael Brown, targeted to the federal sector; presentation to major publications of articles and op-ed pieces relating to privacy and data analytics; and participation in key trade shows, particularly those targeted to participants in the international supply chain, to showcase our products and services.
     Although we currently have no contractual relationship, we have also recently worked with Northrop Grumman and Lockheed Martin, both of which we believe have substantial credibility within DHS. Both companies use our software, and we believe our previous work with them will allow us to explore potential business opportunities with them on possible future DHS contracts at a minimal cost. We also have developed a network of business development and marketing professionals who work directly with large systems integrators, such as Raytheon, General Dynamics, SAIC and others. We are planning to hold several focused briefings where protecting data privacy will be the key topic to respond to congressional interest in preserving privacy and to increase awareness by the federal sector of the benefits of our technology.
     Our sales strategy is to identify potential customers by targeting entities where there is a need for advanced analyses and data privacy is a significant concern. Our early focus is on the following:
1.	components of DHS that are analyzing intelligence, detecting terrorist activities and detecting criminal activities or patterns;

2.	other U.S. federal government departments where focus is on:
•	detecting fraud, waste and abuse;

•	detecting criminal activities; or

•	improving service or performance;
3.	international supply chain participants, such as importers, sea carriers, sea ports and terminal operators; and

4.	commercial enterprises that we expect would be early adopters of advanced analytics technologies, such as financial services and insurance firms.
     We are building our direct sales team, which is both salary and commission based. We are also focusing on building relationships with channel partners that are leading systems integrators, application developers and platform partners, to generate sales to high-volume data content owners both domestically and abroad. The channel partners will be compensated by substantial product discounts that are consistent in the industry.
     Through 2007, we plan to expand our sales and marketing force to 17 employees. Beginning in 2007, we intend to develop our channel partner relationships.

     Customers
     Government contracts are currently our sole source of revenue. For the past two years, payments under contracts with the Missile Defense Agency have accounted for substantially all of our revenues from operations. We expect that government contracts will continue to be a significant source of our revenues for the foreseeable future.
     Research and Development
     We have developed a company wide research and development plan which focuses on continued development and enhancement of the features and performance of our current products. We also have a detailed plan for the development of new product offerings. Four of our six employees devote at least a portion of their time to research and development activities. During the last two fiscal years, our employees devoted approximately 25% of their time to research and development activities. Historically, our research and development has been performed pursuant to government contracts under which we retained the intellectual property rights to the technology.
     Employees
     We have six employees: five full-time employees, four of whom devote at least a portion of their time to sales and marketing, and one part-time administrative employee. Four of our employees are members of management. To the best of our knowledge, we are in compliance with local prevailing wage, contractor licensing and insurance regulations. None of our employees is represented by any collective bargaining agreement, and our relationship with our employees is good.
Item 2. Description of Property
     We lease approximately 4,700 square feet of office space at 1600 International Drive, Suite 110, McLean, Virginia pursuant to a lease which expires in November 2008. Our lease provides for an annual rental of approximately $101,000 which is subject to annual escalations of 4%. The space can house approximately 15 to 20 staff. We believe that our facilities are adequate for our needs and that additional space is readily available should we need it.
Item 3. Legal Proceedings
     We are not aware of any pending legal proceedings against us.
Item 4. Submission of Matters To A Vote Of Security Holders
     None.
PART II
Item 5. Market for Common Equity and Related Stockholder Matters
     Market Information
     Our common stock is not presently traded on any market or securities exchange, and we have not applied for listing or quotation on any public market. We are not aware of any market activity in our stock since inception through the date of this filing. We anticipate seeking sponsorship for the quotation of our common stock on the OTC Bulletin Board upon effectiveness of the registration statement we originally filed with the SEC on November 24, 2006. However, we can provide no assurance that our shares will be listed for quotation on the OTC Bulletin Board, or, if quoted, that a public market will materialize.
     Holders
     As of the date of this filing, there are 34 record holders of 9,129,392 shares of our common stock.

     Dividends
     We do not intend to pay cash dividends on our common stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business. The payment of dividends if any, on the common stock will rest solely within the discretion of the Board of Directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since inception.
Item 6. Management’s Discussion and Analysis
     The following discussion should be read in conjunction with the Financial Statements and the notes thereto that appear in Item 7 of this annual report on Form 10-KSB.
     Overview
     Our company was formed in May 2005 to pursue a business combination. On October 24, 2006, we acquired InferX Corporation, a Virginia corporation (“InferX Virginia”), and on October 27, 2006 we merged InferX Virginia into our company and changed our name to “InferX Corporation.” After the acquisition of InferX Virginia, we succeeded to its business as our sole line of business. InferX Virginia was formed in August 2006 by the merger of the former InferX Corporation, a Delaware corporation (“InferX Delaware”), with and into Datamat Systems Research, Inc., a Virginia corporation and an affiliate of InferX Delaware (“Datamat”), pursuant to which Datamat was the surviving corporation and changed its name to “InferX Corporation.”
     Datamat was formed in 1992 as a professional services research and development firm, specializing in technology for distributed analysis of sensory data relating to airborne missile threats under contracts with the Missile Defense Agency and other DoD contracts. InferX Delaware was formed in 1999 to commercialize Datamat’s missile defense technology to build applications of real time predictive analytics. The original technology was developed in part with grants by the Missile Defense Agency.
     Historically, we have derived nearly all of our sales revenues under federal government contracts. Under these contracts, we performed research and development that enabled us to retain ownership of the intellectual property, which led to the creation of our current products. Due to the relatively small and uncertain margins associated with fixed price government contracts and the inherent limit of the market size, in fiscal 2002 we began to develop our software as a commercial product, concentrating on building specific applications that we believed would meet the needs of potential new customers. In fiscal 2003, we sold two commercial licenses. However, since fiscal 2004, all of our revenues have derived from government contracts. Currently, we have one contract with the Missile Defense Agency to develop a prototype application of our software.
     Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We rely on historical experience and on other assumptions we believe to be reasonable under the circumstances in making our judgments and estimates. Actual results could differ from those estimates. We consider our critical accounting policies to be those that are complex and those that require significant judgments and estimates, including the following: recognition of revenue, capitalization of software development costs and income taxes.
     Cash and Cash Equivalents
     We consider all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents.

     We maintain cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.
     Allowance for Doubtful Accounts
     We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions.
     Fixed Assets
     Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years). Costs of maintenance and repairs are charged to expense as incurred.
     Computer Software Development Costs
     During 2006 and 2005, we capitalized certain software development costs. We capitalize the cost of software in accordance with SFAS 86 once technological feasibility has been demonstrated, as we have in the past sold, leased or otherwise marketed our software and plan on doing so in the future. We capitalize costs incurred to develop and market our privacy preserving software during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the software, typically five years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events. We have not developed any software for internal use.
     Revenue Recognition
     Historically we have generated revenue from professional services under both fixed-price and time-and-material contracts. Since 2004, all our revenue has been generated under fixed-price contracts.
     Time-and-Material Contracts
     Time-and-material contracts revenue is generated as costs are generally incurred in proportion with contracted billing schedules and revenue is recognized as services are performed, with the corresponding cost of providing those services reflected as direct costs. Such method is expected to result in reasonably consistent profit margins over the contract term.
     Fixed-Price Contracts
     Revenue from firm-fixed-price contracts is recognized as work is performed, with costs and estimated profits recorded on the basis of direct and indirect costs incurred.
     We use this method because we can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract based on historical experience and milestones set in the contract. Our project delivery and business unit finance personnel continually review labor hours incurred and estimated total labor hours, which may result in revisions to the estimated amount of recognized revenue for the contract. Changes in estimates are accounted for in the period of change.
     If we do not accurately estimate the resources required or the scope of work to be performed for a contract, or if we do not manage the project properly within the planned time period, then we may recognize a loss on the contract. Losses are recorded in the period when they become known.

     We do not derive revenue from projects involving multiple revenue-generating activities. If a contract would involve the provision of multiple service elements, total estimated contract revenue would be allocated to each element based on the fair value of each element.
     The amount of revenue allocated to each element would then be limited to the amount that is not contingent upon the delivery of another element in the future. Revenue for each element would then be recognized depending upon whether the contract is a time-and-materials contract or a fixed-price, fixed-time contract.
     Unbilled services represent services provided which are billed subsequent to the period end in accordance with the contract terms and services rendered for which contracts with government agencies were executed subsequent to the period end. All such amounts are anticipated to be realized in the following period.
     Any unearned revenue reflects items that are unbilled, with the revenue and billing associated with the project to be incurred in the following period.
     Stock-Based Compensation
     During the years ended December 31, 2006 and 2005, we did not issue any stock options or other equity based incentives. However, we intend to adopt, subject to stockholder approval, a qualified stock option plan that will include up to 2,200,000 shares of our common stock.
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next interim period after December 15, 2005. We have adopted these provisions as of January 1, 2006, and this adoption did not have a material effect on our operations.
     On January 1, 2006, we adopted the provisions of FAS No. 123R “Share-Based Payment” (“FAS 123R”) which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, we measured compensation expense for all of our share-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. We have provided pro forma disclosure amounts in accordance with FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“FAS 148”), as if the fair value method defined by FAS No. 123, “Accounting for Stock Based Compensation” (“FAS 123”) had been applied to our stock-based compensation.
     We have elected to use the modified–prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. We recognize these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. We consider voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.
     Concentrations
     We have derived all of our revenue from agencies of the United States Government.
     Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of accounts receivable and unbilled receivables. To date, accounts receivable and unbilled receivables have been derived from contracts with agencies of the federal government. Accounts receivable are generally due within 30 days and no collateral is required.

     Derivative Financial Instruments
     We generally do not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. These derivative financial instruments are the Class A and Class B warrants issued in conjunction with our October 2006 private placement.
     Income Taxes
     Under Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes,” the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
     Research and Development
     Research and development costs are expensed as incurred.
     Recent Issued Accounting Standards
     On December 16, 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion 29, Accounting for Non-monetary Transactions” (“SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. We do not anticipate that the implementation of this standard will have a material impact on our financial position, results of operations or cash flows.
     In May 2005, FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and corrections of errors is carried forward in SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our financial statements.
     In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”). FASB 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will evaluate the impact of SFAS 155 on our consolidated financial statements.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the consolidated financial statements.

     In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Management does not expect adoption of SFAS 158 to have a material impact on our consolidated financial statements.
     In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.
     In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating what effect this will have on our consolidated financial statements.
     In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”
     This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of our financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We do not anticipate that SAB 108 will have a material impact on our consolidated financial statements.
     Results of Operations
     Fiscal Years Ended December 31, 2006 and 2005
     Revenue for the year ended December 31, 2006 was approximately $200,000, a decrease of approximately $25,000, or 11% from approximately $225,000 for the same period in 2005. This was a result of a decision by management to reduce reliance on general Federal Government professional services contracts and to concentrate on Federal Government contracts within our core competency and further development and sales of our software for use in the commercial sector.
     Direct costs for the year ended December 31, 2006 were approximately $282,000 compared to approximately $209,000 for the same period in 2004, an increase of approximately $73,000 or 35%. This resulted primarily from an increase in subcontract labor of approximately $50,000 in 2006, reductions in salary accepted by key direct employees in 2005 of approximately $35,000 when compared to 2006 and capitalization of labor costs in connection with software development that in 2005 were approximately $24,000 and were approximately $35,000 in 2006, an increase of approximately $10,000. Accordingly, our gross margin declined in the year ended December 31, 2006 to (41%) from 7% for the same period in 2005.

     Indirect expenses, which include indirect labor, professional fees, advertising, consulting and general and administrative, increased approximately $1,159,000 from approximately $527,000 for the year ended December 31, 2005 to approximately $1,686,000 for the same period in 2006. This represents an increase of 220%. The increase is the result of the following: an increase in indirect and overhead labor and fringes of approximately $352,000, resulting from costs related to an increase in staffing in 2006 of approximately $125,000 and reductions in salaries and fringes accepted by key employees in 2005 of approximately $240,000; an increase in professional services of approximately $859,000, consisting of non-cash charges of approximately $781,000 for stock issued to consultants for services and an increase in accounting costs of approximately $64,000 related to our becoming a public company; and a reduction in advertising and marketing of approximately $69,000, which reflects reduced reliance on outside consults for branding and advertising.
     Liquidity and Capital Resources
     We had cash of approximately $80,000 at December 31, 2006 and a working capital deficit of approximately ($1,041,000). During the year ended December 31, 2006 we used approximately $788,000 from our operations. Operations were funded primarily from the net sales of equity of approximately $1,017,000.
     In October 2006, we completed a private placement in which the investors paid $.50 per share of common stock, and also received one five-year warrant with an exercise price of $.50 and one five-year warrant with an exercise price of $.62. We sold 2,329,392 units in the private placement (including $362,196 in cancellation of indebtedness and accrued interest under outstanding bridge loans), resulting in gross cash proceeds of approximately $802,500. In April 2007, we and holders of our Class A warrants agreed to reduce the exercise price of 80% of the Class A warrants to $.25 per share for a period of two weeks. We expect to receive approximately $350,000 from the exercise of those warrants, although as of the date of this filing no warrants have been exercised.
     We have entered in to employment contracts that range in length from three to five years with five employees. The contracts call for total annual compensation in the amount of $670,000.
     We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses, which we cannot give any assurance we will be able to accomplish. We are currently expending approximately $120,000 per month to support our operations, and under our projected growth plan, we would be expending approximately $250,000 per month by the end of fiscal 2007. Along with revenues from our existing contracts, we believe our existing capital is sufficient to fund our operations only through the third quarter of 2007. If we are unable to generate increased revenue, it will be necessary for us to significantly reduce expenses or raise additional capital to stay in business. We estimate that we will require approximately $400,000 in additional capital to sustain our operations at their current level through fiscal 2007 and that we will require as much as $5,000,000 in additional revenues or funding to achieve our projected growth plan.
     Although we believe the additional capital we will require will be provided either through the exercise of warrants and/or increased revenue, we cannot assure you that the warrants will be exercised or that we can generate sufficient revenue to maintain projected operating levels. Accordingly, we may need to try to secure additional equity or debt financing which we cannot assure you would be available to us at prices that would be acceptable. Our failure to generate such revenue, reduce expenses or obtain necessary financing could impair our ability to stay in business and raises substantial doubt about our ability to remain as a going concern.

RISK FACTORS
     Investing in our securities involves a high degree of risk. Before investing in our securities, you should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or future operating results could be materially harmed. In that case, the price of our common stock could decline and you could lose part or all of your investment.
Risks Related to Our Operating Results and Business
The likelihood of successfully implementing our business plan cannot be predicted from our limited operating history.
     Although our predecessor entity commenced operations in January 1992, we entered our current business based on software product sales in April 2000 and achieved our first sale in 2003. Since then, our software product sales have totaled less than $1,000,000. Therefore, there is limited historical basis on which to determine whether we will be successful in implementing our business plan.
The market for our products and services is new and evolving and a viable market may never develop or may take longer to develop than we anticipate.
     Our software and services represent what we believe is a novel entry in an emerging market, and we do not know the extent to which our targeted customers will want to purchase them. The development of a viable market for our products may be impacted by many factors which are out of our control, including customer reluctance to try new products and services and the existence and emergence of products and services marketed by better-known competitors.
     If a viable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop our products and services and may be unable to achieve profitability.
We operate in a competitive market which could constrain our future growth and profitability.
     We operate in a competitive environment, competing for customers with software companies, consulting firms and others. Many of our competitors offer complimentary products and/or services that we do not offer. Moreover, some of our competitors are much larger than we are, have proven products and services and may have the marketing and sales capabilities to commercialize competing products and services more effectively than we can.
The industry in which we operate is characterized by rapid technological changes, and our continued success will depend upon our ability to react to such changes.
     The markets for our products and services are characterized by rapidly changing technology. The introduction of products or services embodying new technology can render our existing products and services obsolete and unmarketable and can exert price pressures on existing products and services. It is critical to our success for us to be able to anticipate changes in technology and to successfully develop and introduce new, enhanced and competitive products and services on a timely basis. We cannot assure you that we will successfully develop new products or services or introduce new applications for existing products and services, that new products and applications will achieve market acceptance or that the introduction of new products, services or technological developments by others will not render our products and services obsolete. Our inability to develop products and services that are competitive in technology and price and meet customer needs could have a material adverse effect on our business, financial condition or results of operations.

Our management controls a substantial percentage of our stock and therefore has the ability to exercise substantial control over our affairs.
     As of the date of this filing, our directors and executive officers beneficially owned 4,917,212 shares, or approximately 53.9%, of our outstanding common stock in the aggregate. Because of the large percentage of stock held by our directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our stockholders.
The loss of our executive officers and certain other key personnel could hurt our business.
     Our success wholly depends upon the personal efforts and abilities of our officers and other key personnel, B.K. Gogia, Jerzy Bala and Jesus Mena. The loss of or unavailability of the services of any one of these individuals would have a material adverse effect on our business prospects and/or potential earning capacity.
We may not be able to hire and retain qualified technical personnel.
     Competition for qualified personnel in the computer software industry is intense, and we may not be successful in attracting and retaining such personnel. Failure to attract qualified personnel could harm the proposed growth of our business. In addition, companies in our industry whose employees accept positions with competitors frequently claim that the competitors have engaged in unfair hiring practices. We may receive such notices in the future as we seek to hire qualified personnel and such notices may result in material litigation and related disruption to our operations.
We may not be able to protect important intellectual property, and we could incur substantial costs defending against claims that our products infringe on the proprietary rights of others.
     We currently have three patent applications pending and we have filed two provisional patents recently. While we believe that we have a proprietary position in component technologies for our products, our ability to compete effectively will depend, in part, on our ability to protect our proprietary technologies, processes and designs, to secure patents for the applications we have pending and to protect those patents that we may secure. We do not know whether any of our pending patent applications will be issued or, if issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes. Even if all of our patent applications are issued and are sufficiently broad, our patents may be challenged or invalidated.
     We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so.
We may face liability claims from future customers if our software malfunctions or contains undetected defects.
     Our products have in the past contained, and may in the future contain, undetected or unresolved errors when first introduced, as new versions are released, or otherwise. Despite extensive testing, errors, defects or failures may be found in our current or future products or enhancements after they have been installed by customers. If this happens, we may experience delay in or loss of market acceptance and sales, diversion of development resources, injury to our reputation or increased service costs, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, because our products are designed to provide critical data analysis services, we may receive significant liability claims. Although we intend to obtain product liability insurance covering certain damages arising from implementation and use of our products, our insurance may not cover all claims sought against us. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our reputation and business.

We must ensure the protection and privacy of customer data.
     We rely on complex encryption algorithms and technology to secure customer data. We believe our products protect the security and privacy of customer data by transmitting encrypted pointers to customer data, rather than the data itself, across the Internet and existing dedicated transmission lines. However, if customer data is misappropriated or unintentionally disclosed as a result of an actual or perceived failure of our software, our reputation, and ultimately our business, would be seriously harmed, and we could face liability claims.
We currently are dependent on contracts with the federal government for all of our revenues.
     Revenues derived from federal government contracts accounted for all of our revenues since fiscal 2004. We expect that government contracts will continue to be a significant source of our revenues for the foreseeable future. Our business generated from government contracts may be adversely affected if:
•	levels of government expenditures and authorizations for national and homeland security related programs decrease, remain constant or shift to programs in areas where we do not provide products and services;

•	we are prevented from entering into new government contracts or extending existing government contracts based on violations or suspected violations of procurement laws or regulations;

•	we are not granted security clearances that are required to sell our products or services or such security clearances are revoked; or

•	our reputation or relationship with government agencies is impaired.
     Most of our contracts with the government, including our current contract with the Missile Defense Agency, contain standard provisions that provide for termination at the convenience of the government pursuant to which we are entitled to recover costs incurred, settlement expenses, and profit on work completed prior to termination.
If we fail to comply with complex procurement laws and regulations, we may be subject to civil and criminal penalties and administrative sanctions.
     We must comply with laws and regulations relating to the formation, administration and performance of government contracts. These laws and regulations affect how we do business with government agencies and may impose added costs on our business. For example, we are subject to the Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of federal government contracts, and to the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with contract negotiations.
     If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with government agencies, which could materially and adversely affect our business, financial condition and results of operations. In addition, a government may reform its procurement practices or adopt new contracting rules and regulations that could be costly to satisfy or that could impair our ability to obtain new contracts.
Risks Related to Our Common Stock
Currently, there is no liquid trading market for our common stock, which may adversely impact your ability to sell your shares and the price you receive.
     There is currently no liquid trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the OTC Bulletin Board upon the effectiveness of a registration statement we have filed with the SEC. To initiate the quotation of our common stock, a market maker must file a Form 211 to allow the market maker to make a market in our common stock. At the date of this prospectus, we have contacted a market maker to file a Form 211 and initiate making a market. However, we cannot assure you that the market maker we have contacted, or any other market maker, will file a Form 211 or that any filed Form 211 will be accepted by the OTC Bulletin Board. Accordingly, we cannot assure you that our common stock will be listed for quotation on the OTC Bulletin Board or, if quoted, that a public market will materialize. Furthermore, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members.
     If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then you may not be able to resell the shares of our common stock that you have purchased and you may lose all of your investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely effect the market price of our common stock.
     Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.
Our common stock may be deemed a “penny stock,” which would make it more difficult for you to sell your shares.
     Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or another national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our common stock. If our common stock is subject to the penny stock rules, you will find it more difficult to dispose of the shares of our common stock that you have purchased.
We need to raise additional capital, but that capital may not be available.
     Our existing capital is insufficient to fund our operations beyond the third quarter of 2007. We believe the anticipated revenues from our current contract with the Missile Defense Agency will enable us to meet our financial obligations as they become due. However, we are not generating sufficient revenues to increase our working capital or to carry out our proposed business objectives and continue to operate as a going concern beyond the near term, and we need to obtain additional financing or reduce our expenses by curtailing our operations.
     We cannot assure you that we will be successful or that our operations will generate sufficient revenues, if any, to meet the expenses of our operations. Although we are seeking additional financing, such financing may not be available or, if available, may not be available on satisfactory terms. Additionally, the nature of our business activities may require the availability of additional funds in the future due to more rapid growth than is forecast, and thus, we may need additional capital or credit lines to continue that rate of business growth. We may encounter difficulty in obtaining these funds and/or credit lines. Moreover, even if additional financing or credit lines were to become available, it is possible that the cost of such funds or credit would be high and possibly prohibitive.
     If we were to decide to obtain such additional funds by equity financing in one or more private or public offerings, current stockholders would experience a corresponding decrease in their percentage ownership.

Our independent registered public accounting firm has expressed substantial doubt regarding our ability to continue as a going concern.
     Our audited financial statements for the years ended December 31, 2006 and 2005 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued its report dated February 16, 2007 in connection with the audit of our financial statements for the years ended December 31, 2006 and 2005 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our having sustained operating losses and capital deficits from operations. The fact that we have received this “going concern opinion” from our independent registered public accounting firm will likely make it more difficult for us to raise capital on favorable terms and could hinder, to some extent, our operations. Additionally, if we are not able to continue as a going concern, it is likely that stockholders will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Item 7. Financial Statements
     The information that appears following Item 14 of this report and is incorporated herein by reference.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 8A. Controls and Procedures
     Evaluation of disclosure controls and procedures.
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
     Changes in internal control over financial reporting.
     During the last fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 8B. Other Information
     None.

PART III

Item 9.	Directors, Executive Officers, Promoters , Control Persons and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act
     The following table sets forth the name, age, position and term of directorship, as applicable, of each of our directors and executive officers. Directors are elected annually. Officers are selected by the Board of Directors and serve at the pleasure of the Board.

Name and Position	Age	Director Since
B.K. Gogia President, Chief Executive Officer and Chairman of the Board of Directors	55	2006

Dr. Jerzy W. Bala Chief Technical Officer and a Director	47	2006

Scott B. Parliament Chief Financial Officer, Vice President of Business Development and Marketing and a Director	49	2006

Jesus Mena Chief Strategy Officer	60	—
     Management Biographies
     B.K. Gogia – Mr. Gogia has been President, Chief Executive Officer and a director of InferX since our acquisition of InferX Virginia in October 2006. Mr. Gogia was the founder of and had been President, CEO and Director of InferX Virginia since its inception in 1992. Prior to the formation of InferX Virginia, Mr. Gogia was Technical Director/Software Manager with Science Applications International Corporation (SAIC), and held senior technical positions with L3 Corporation and Lockheed Martin Corporation. Mr. Gogia began his career as a systems engineer and software developer with Data General Corporation in the field of compilers and operating systems.
     Mr. Gogia holds a Bachelors degree from the University of Delhi, India; a Masters degree with a major in Computer Science from New York Institute of Technology; and a postgraduate management degree with a major in Marketing from the Institute of Marketing & Management. In 2004, Mr. Gogia was chosen to participate in a Mindshare program for CEOs of the most promising technology companies in the Greater Washington area.
     Jerzy W. Bala, Ph.D. – Dr. Jerzy Bala has been Chief Technical Officer and a director of InferX since our acquisition of InferX Virginia in October 2006. Dr. Bala had been employed by InferX Virginia since 1994 as Chief Scientist and was appointed Chief Technical Officer of InferX Virginia in May 2006 and a director in September 2006. Dr. Bala defines short and long term technology directions for the products, business cases for new markets, oversees research and development of future products and existing products, and manages intellectual property for InferX.
     From May 2002 to October 2002, Dr. Bala consulted with Mitre Corporation, a federally funded research and development corporation (FFRDC) in its Data Exploitation and Information Management Group in development of data mining techniques for network intrusion detection sponsored by the National Security Agency; and subsequent development of data exploitation techniques for command and control in simulations in operations other than war for the U.S. Marine Corps.

     From September 1998 to May 2000, Dr. Bala served as Visiting Research Professor with the School of Information Technology, George Mason University, and was the recipient of a Fellowship in Computational Science and Engineering – National Science Foundation New Technologies Program in the Division of Advanced Scientific Computing.
     Dr. Bala holds a Ph.D. in Computer Science from George Mason University, an MSc in Computer Engineering and a BSc in Electrical Engineering from AGH University of Science and Technology in Poland. Dr. Bala’s Doctoral Dissertation Thesis was in “Learning to Recognize Visual Concepts,” with his Advisor, Professor Ryszard Michalski, a cofounder of Machine Learning as a discipline.
     Dr. Bala has over 70 peer reviewed publications in conference proceedings and journals and other numerous technical papers to its credit.
     Scott B. Parliament – Mr. Parliament has been Chief Financial Officer and a director of InferX since our acquisition of InferX Virginia in October 2006 and is now serving as Vice President of Business Development and Marketing as well. Mr. Parliament had been Chief Financial Officer of InferX Virginia since April 2005 and a director since September 2006. From April 2003 to December 2004, he was Chief Financial Officer of Securit-e-doc, Inc., a security and communications software company. From 2000 to April 2003, he was a Principal of KAM Strategic Advisors, a financial and management consulting firm. Mr. Parliament was also Chief Financial Officer for BioShield Technologies, Inc. (NASDAQ: BSTI) in 2000. Mr. Parliament’s experience in business development and marketing includes serving as head of marketing at Securit-e-doc, Inc. and Head of Retail Partnerships (business development) for Consumer Financial Network, a wholly owned subsidiary of IXL (NASDAQ: IIXL), from 1999 to 2000, and Chief Operating Officer, Director and Chief Financial Executive for Innovo Group, Inc. (NASDAQ: INNO) from 1996 to 1998. He is a CPA and spent ten years from 1980 to 1989 with BDO Seidman, one of the major international accounting firms where he specialized in business development and marketing focused on small market business expansion. Mr. Parliament has a BS in Accountancy from Ferris State University.
     Jesus Mena – Mr. Mena has been the Chief Strategy Officer of InferX since our acquisition of InferX Virginia in October 2006 and had been the Chief Strategy Office of InferX Virginia since August 2006. From November 2005 to August 2006 he was a data mining consultant to the Department of Homeland Security, Office of Inspector General, where he was the technical lead consultant on the first department wide audit of all data mining and advanced analytical systems. He held the same positions with the Sandia National Laboratories from April 2003 to November 2004, the National Counterterrorist Center from May to July 2004, and the General Accountability Office in April to June 2004. Mr. Mena is a world renowned expert in analytics and data mining, and has published several books, including Homeland Security Techniques and Technologies (2005), Investigative Data Mining for Security and Criminal Detection (2003), Web Mining for Profit (2002), and Data Mining Your Website (2001). From April 2000 to February 2002, Mr. Mena was the CEO of WebMiner, Inc., a company in the business of Internet marketing. Prior to this Mr. Mena spent approximately twenty years with the Internal Revenue Service where he was the lead data miner and artificial intelligence specialist. Mr. Mena has a BA in Communications from the University of Texas, El Paso.
     There are no family relationships among the officers and directors.
     Audit, Nominating and Compensation Committees
     Our Board of Directors does not have standing audit, nominating or compensation committees, and our Board of Directors performs the functions that would otherwise be delegated to such committees. We have not obtained directors and officers insurance required by the quality of independent directors who we seek to have join our Board of Directors. We are in the process of pricing directors and officers insurance. Accordingly, we anticipate that our Board of Directors will be able to attract qualified independent directors to serve on the Board and ultimately form standing audit, nominating and compensation committees.

Item 10. Executive Compensation
     Compensation paid to B.K. Gogia, our President and Chief Executive Officer, is set forth in the Summary Compensation Table below. No other executive officer’s compensation exceeded $100,000 in the fiscal year ended December 31, 2006.
SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
				Awards	Awards	Compensation	Earnings	Compensation		Total
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)	($)	($)	($)	($)		($)
B.K. Gogia	2006	$82,500	—	—	—	—	—	$23,100	(1)	$105,600
President and Chief	2005	$24,311	—	—	—	—	—	$23,254	(1)	$47,565
Executive Officer (PEO)	2004	$55,370	—	—	—	—	—	$25,166	(1)	$80,536

(1)	Consists of an automobile allowance in the amounts of $9,073, $8,998 and $8,998, and life insurance premiums for which we are not the beneficiary in the amounts of $14,027, $14,256 and $16,168, for the years ended December 31, 2006, 2005 and 2004, respectively.
     We have employment agreements with our four executive officers: B.K. Gogia, Dr. Jerzy W. Bala, Scott B. Parliament and Jesus Mena. The employment agreements with Dr. Bala, Mr. Parliament and Mr. Mena each have a term of three years, and Mr. Gogia’s agreement has a term of five years. Each of these employment agreements are terminable by the company during the term with or without cause. The employment agreements are terminable by the executives for “good reason”, including a material breach of the employment agreement not cured within 15 days. Upon termination for “good reason” by the executive or by the company without cause, Mr. Parliament and Mr. Mena would receive a six month severance payment, Dr. Bala’s severance payment would be for nine months and Mr. Gogia’s severance payment would be the greater of two years or the remaining term of his employment agreement. For the fiscal year ending December 31, 2006, the annualized salaries are $180,000 for Mr. Gogia, $150,000 for Mr. Parliament, $140,000 for Dr. Bala and $100,000 for Mr. Mena, and each of the employees is eligible for a bonus upon achieving objectives determined by management for each executive for achieving certain performance targets.
     We have a 401(k) plan for which we provide no matching funds. We intend to adopt, subject to stockholder approval, a qualified stock option plan that will include up to 2,200,000 shares of our common stock. No other retirement, pension, or profit sharing exist.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
Equity
Incentive
			Equity					Equity Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:				Market	Number of	Payout Value
	Number of	Number of	Number of			Number of	Value of	Unearned	of Unearned
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying			Units of	Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
B.K. Gogia	—	—	—	—	—	—	—	—	—

DIRECTOR COMPENSATION TABLE

Change
in Pension
Value and
Nonqualified
				Non-Equity	Deferred
	Fees Earned or			Incentive Plan	Compensation	All Other
	Paid in Cash	Stock Awards	Option Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
B.K. Gogia	—	—	—	—	—	—	—

Jerzy W. Bala	—	—	—	—	—	—	—

Scott B. Parliament	—	—	—	—	—	—	—

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth, as of January 31, 2007, certain information concerning the beneficial ownership of common stock by (i) each person known by the company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The calculation of the percentage owned is based on 9,129,392 shares outstanding (plus, with respect only to each holder of securities that are exercisable for or convertible into common stock within 60 days, shares underlying such securities). The address of each of the directors and executive officers listed below is c/o InferX Corporation, 1600 International Drive, Suite 110, McLean, Virginia 22102 unless otherwise indicated.

			Percentage of
	Amount and Nature		Outstanding
Name and Address	of Beneficial Ownership		Shares Owned
B.K. Gogia	4,239,579	(1)	46.9%

Jerzy W. Bala	496,524		5.4%

Scott B. Parliament	181,109	(2)	2.0%

Jesus Mena	—		—

Robert B. Prag 2455 El Amigo Road Del Mar, CA 92014	746,166	(3)	8.0%

John Lemak Sandor Capital Master Fund, L.P. 2828 Routh Street, Suite 500 Dallas, TX 75201	944,704	(4)	9.9%

Lacuna Venture Fund LLLP c/o Lacuna Ventures 1100 Spruce Street, Suite 202 Boulder, CO 80302	913,361	(5)	9.9%

All directors and executive officers as a group (4 persons)	4,917,212		53.9%

(1)	Includes 177,330 shares owned directly by Mr. Gogia’s daughter, 177,330 shares owned directly by Mr. Gogia’s son, and 35,466 shares owned directly by Mr. Gogia’s spouse. Mr. Gogia disclaims beneficial ownership of all shares owned directly by others.

(2)	Includes 10,000 shares owned directly by one of Mr. Parliament’s sons, and 10,000 shares owned directly by another of Mr. Parliament’s sons. Mr. Parliament disclaims beneficial ownership of all shares owned directly by others.

(3)	Based upon information contained in the amended Schedule 13G filed by Mr. Prag on November 3, 2006. Includes 206,968 shares issuable upon the exercise of warrants that are exercisable within 60 days.

(4)	Based upon information contained in the Schedule 13G filed by Sandor Capital Advisors, LLC, a Texas limited liability company (“Sandor Advisors”), and Mr. Lemak, the principal of Sandor Advisors, on November 1, 2006. Includes 189,198 shares directly owned by Mr. Lemak. Also includes 327,107 of the 1,020,908 shares issuable upon the exercise of warrants owned by Sandor Advisors and held by Sandor Capital Master Fund, L.P. (“Sandor Capital”) (713,940 shares) and Mr. Lemak (306,968 shares), in the aggregate, that are exercisable within 60 days. By their terms, the warrants held by Sandor Capital and Mr. Lemak are not exercisable to the extent that exercise by either of them would result in the joint beneficial ownership by Sandor Advisors and Mr. Lemak of greater than 9.99% of the company’s issued and outstanding common stock. If all of the warrants were exercisable in full, Sandor Advisors and Mr. Lemak would jointly beneficially own 1,636,505 shares of common stock, which would represent beneficial ownership of approximately 16.1% of the company’s issued and outstanding common stock. Mr. Lemak makes investment decisions on behalf of Sandor Advisors.

(5)	Based upon information contained in the Schedule 13G filed by Lacuna Venture Fund LLLP (“Lacuna Venture Fund”), Lacuna Ventures GP LLLP (“Lacuna GP”) and Lacuna, LLC (“Lacuna LLC,” and, together with Lacuna Venture Fund and Lacuna GP, the “Lacuna Entities”) on November 3, 2006. Also includes 13,361 of the 1,800,000 shares issuable upon the exercise of warrants owned by the Lacuna Entities that are exercisable within 60 days. By their terms, the warrants held by Lacuna Venture Fund are not exercisable to the extent that exercise would result in the Lacuna Entities’ beneficial ownership of greater than 9.99% of the company’s issued and outstanding common stock. If all of the warrants were exercisable in full, the Lacuna Entities would beneficially own 2,700,000 shares of common stock, which would represent beneficial ownership of approximately 24.7% of the company’s issued and outstanding common stock. Rawleigh Ralls makes investment decisions on behalf of each of the Lacuna Entities.
Item 12. Certain Relationships and Related Transactions, and Director Independence
     Bridge Loan
     In May 2006, certain investors provided a bridge loan to InferX Virginia in the aggregate principal amount of $350,000 (the “Bridge Loan”). Robert B. Prag, John Lemak and Sandor Capital Master Fund, L.P. (“Sandor Capital”), who beneficially owns greater than 5% of our issued and outstanding shares of common stock, provided $50,000, $50,000 and $100,000, respectively, of the Bridge Loan. In consideration for the Bridge Loan, the investors received shares of InferX Virginia common stock convertible into an aggregate of 250,000 shares of common stock upon the consummation of our acquisition of InferX Virginia. Mr. Prag was issued 35,714 of these shares, Mr. Lemak was issued 35,714 of these shares and Sandor Capital was issued 71,429 of these shares. Upon the consummation of the acquisition, the entire principal amount of the Bridge Loan, plus interest accrued at the rate of 8% per annum, was repaid by the company, including the payment of $50,000 plus interest to Mr. Prag, $50,000 plus interest to Mr. Lemak and $100,000 plus interest to Sandor Capital. In lieu of payment in cash upon the consummation of the acquisition, Mr. Prag purchased 103,484 units, Mr. Lemak purchased 103,484 units and Sandor purchased 206,970 units in the October 2006 private placement in consideration of his cancellation of the entire principal amount of his Bridge Loan plus accrued interest, totaling $51,742, $51,742 and $103,485, respectively.
     Registration Rights
     In connection with our acquisition of InferX Virginia, the October 2006 private placement, and certain other agreements, we have agreed to file registration statements under the Securities Act to register the resale of our common stock beneficially owned by our former directors, officers and stockholders, Paul T. Mannion Jr., Andrew Reckles and Robert B. Prag, as well as the individuals who became directors, officers and significant stockholders following the acquisition: B.K. Gogia, Jerzy W. Bala and Scott B. Parliament. In addition, if we fail to meet certain deadlines in filing or having the registration statements declared effective, some of these individuals will be entitled to receive additional shares of common stock as a penalty.
     Transactions between Black Nickel and the Founding Stockholders
     Immediately prior to the consummation of our acquisition of InferX Virginia, we acquired an aggregate of 300,000 shares of our common stock from Messrs. Mannion, Reckles and Prag for an aggregate purchase price of $300.00.
     Director Independence
     The Board of Directors has determined that none of its directors is an “independent director.”

Item 13. Exhibits
3(i)	Certificate of Incorporation, as amended on October 27, 2006 (incorporated by reference to Exhibit 3(i) to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

3(ii)	By-laws (incorporated by reference to Exhibit 3(ii) to the registrant’s Registration Statement on Form 10-SB, filed on January 12, 2006)

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

4.2	Form of Class A warrant to purchase common stock (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

4.3	Form of Class B warrant to purchase common stock (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

4.4	Registration Rights Agreement (incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

10.1	Lease of the registrant’s principal executive offices, as amended (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

10.2	Employment Agreement with B.K. Gogia (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

10.3	Employment Agreement with J. Bala (incorporated by reference to Exhibit 10.1 to Amendment No 1 to the registrant’s Current Report on Form 8-K, filed on November 1, 2006)

10.4	Employment Agreement with S. Parliament (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on November 16, 2006)

10.5	Employment Agreement with J. Mena (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

10.6	Subscription Agreement (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

10.7	Agreement and Plan of Merger by and among Black Nickel Acquisition Corp. I, InferX Acquisition Corp. and InferX Corporation, dated October 24, 2006 (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

10.8	Award/Contract issued by Missile Defense Agency, effective October 31, 2006 (incorporated by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form SB-2, filed on November 24, 2006)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

Item 14. Principal Accountant Fees and Services
     Audit Fees
     The aggregate fees billed for each of the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and reviews of the quarterly financial statements was $30,000 and $24,000, respectively.
     Audit Related Fees
     None.
     Tax Fees
     None.
     All Other Fees
     None.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
InferX Corporation
(Formerly Black Nickel Acquisition Corp. I)
I have audited the accompanying consolidated balance sheet of InferX Corporation (formerly Black Nickel Acquisition Corp. I) (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.
I conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.
In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and their results of operations and cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As noted in Note 13 to the financial statements, the Company has restated its financial statements to reflect a loss on debt conversion of $38,462, for the year ended December 31, 2005, previously unrecorded. This adjustment reflects a correction of an error.
/s/Michael Pollack CPA
Cherry Hill, New Jersey
February 16, 2007

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

2006
ASSETS
CURRENT ASSETS
Cash	$79,554
Accounts receivable, net	50,000
Unbilled services	33,334
Prepaid expenses and other current assets	7,505

Total current assets	170,393

Fixed assets, net of depreciation	29,198

Other Asset
Computer software development costs, net of amortization	371,439

Total other asset	371,439

TOTAL ASSETS	$571,030

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$129,384
Derivative liability	1,031,713
Current portion of notes payable	16,900
Unearned revenue	33,334

Total current liabilities	1,211,331

Long-term Liabilities
Notes payable, net of current portion	366,028

TOTAL LIABILITIES	1,577,359

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and no shares issued and outstanding	—
Common stock, par value $0.0001 per share, 75,000,000 shares authorized and 9,129,392 shares issued and outstanding	913
Additional paid-in capital	1,874,363
Retained earnings (defict)	(2,881,605)

Total stockholders’ equity (deficit)	(1,006,329)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$571,030

The accompanying notes are an integral part of these consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
		(Restated)
REVENUE	$199,991	$225,275

COST OF REVENUES
Direct labor and other finges	104,782	31,897
Amortization of computer software development costs	177,003	177,003

Total costs of revenues	281,785	208,900

GROSS PROFIT	(81,794)	16,375

OPERATING EXPENSES
Indirect and overhead labor and fringes	460,261	108,368
Professional fees	961,205	102,630
Advertising and marketing	58,585	127,652
Travel related costs	23,282	31,141
Rent	104,181	97,734
General and administrative	62,860	44,204
Depreciation	15,290	14,770

Total operating expenses	1,685,664	526,499

NET LOSS FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES	(1,767,458)	(510,124)

OTHER EXPENSE
Loss on debt conversion	—	38,462
Loss on fair value of derivative liability	484,616	—
Interest expense, net of interest income	25,334	16,196

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(2,277,408)	(564,782)

Provision for income taxes	—	—

NET (LOSS) APPLICABLE TO SHARES	$(2,277,408)	$(564,782)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.77)	$(0.11)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,942,269	5,350,000

The accompanying notes are an integral part of these consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

					Additional	Retained
	Preferred Stock		Common Stock		Paid-In	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance, May 25, 2005	—	$—	—	$—	$—	$—	$—
Issuance of shares for cash	—	—	1,500,000	150	49,850	—	50,000
Net loss for the period May 25, 2005 (inception) through December 31, 2005	—	—	—	—	—	(17,833)	(17,833)

Balance, December 31, 2005	—	—	1,500,000	150	49,850	(17,833)	32,167
Net loss for the period January 1, 2006 through October 24, 2006	—	—	—	—	—	(28,908)	(28,908)
Redemption of shares in conjunction with reverse merger with InferX Corporation	—	—	(300,000)	(30)	330	—	300
To reflect reverse merger with InferX Corporation	—	—	5,350,000	535	1,288,075	(557,456)	731,154
Issuance of shares to promissory note lenders	—	—	250,000	25	66,225	—	66,250
Issuance of shares in the private placement, net of $147,493 of closing costs, and $547,087 applied to derivative liability for the proceeds of the warrants	—	—	2,329,392	233	469,883	—	470,116
Net loss for InferX for the year ended December 31, 2006	—	—	—	—	—	(2,277,408)	(2,277,408)

	—	$—	9,129,392	$913	$1,874,363	$(2,881,605)	$(1,006,329)

The accompanying notes are an integral part of these consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,277,408)	$(564,782)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Stock issued for services	66,250	305
Stock issued for services and guarantees of debt — pre-merger	781,423	—
Cash received in merger with Black Nickel	3,559	—
Loss on fair value of derivative liability	484,616	—
Loss on debt conversion	—	38,462
Amortization of computer software development costs	177,003	177,003
Depreciation	15,290	14,770

Change in assets and liabilities
(Increase) decrease in accounts receivable	(25,002)	48,305
(Increase) in unbilled services	(28,647)	(4,687)
Decrease in prepaid expenses and other current assets	8,442	26,158
Increase (decrease) in accounts payable and accrued expenses	(22,049)	157,270
Increase in unearned revenue	28,647	4,687

Total adjustments	1,489,532	462,273

Net cash (used in) operating activities	(787,876)	(102,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,423)	—
Computer software development costs	(34,896)	(24,905)

Net cash (used in) investing activities	(43,319)	(24,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in cash overdraft	(12,071)	(18,647)
Issuance of stock for cash pre-merger	20,000	75,000
Contributions of capital pre-merger	6,029	56,851
Issuance of stock and warrants in private placement, net of closing costs of $147,493	1,017,203	—
Borrowings of promissory notes	350,000	—
(Repayment) of promissory notes	(350,000)	—
(Repayment) of notes payable	(75,412)	(10,790)
Borrowings (repayment) of note payable — related partry	(45,000)	25,000

Net cash provided by financing activities	910,749	127,414

NET INCREASE IN CASH AND CASH EQUIVALENTS	79,554	—

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS — END OF PERIOD	$79,554	$—

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the year for interest	$27,596	$6,791

SUPPLEMENTAL INFORMATION ON NONCASH ACTIVITY
Conversion of notes payable to accounts payable	$57,537	$288,462

Conversion of accounts payable to stock — pre-merger	$40,248	$—

Stock issued for services — pre-merger	$99,000	$305

Stock issued for services — post-merger	$66,250	$—

The accompanying notes are an integral part of these consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

Black Nickel Acquisition Corp. I was incorporated in Delaware on May 26, 2005, and was formed as a vehicle to pursue a business combination. From inception through October 24, 2006, Black Nickel Acquisition Corp. I, was engaged in organizational efforts and obtaining initial financing.

On May 17, 2006, Black Nickel Acquisition Corp. I entered into a letter of intent with InferX Corporation, a privately-held Virginia corporation (“InferX Virginia”), with respect to entering into a merger transaction relating to bridge financing for InferX Virginia and the acquisition of and merger with InferX Virginia. The transaction closed on October 24, 2006. Following the merger, Black Nickel Acquisition Corp. I effected a short-form merger of InferX Virginia with and into Black Nickel Acquisition Corp. I, pursuant to which the separate existence of InferX Virginia terminated and Black Nickel Acquisition Corp. I changed its name to InferX Corporation (“InferX” or the “Company”).

The transaction was recorded as a recapitalization under the purchase method of accounting, as InferX became the accounting acquirer. The reported amounts and disclosures contained in the consolidated financial statements are those of InferX Corporation, the operating company.

InferX was incorporated under the laws of Delaware in 1999. On December 31, 2005, InferX and Datamat Systems Research, Inc. (“Datamat”), a company incorporated in 1992 under the corporate laws of the Commonwealth of Virginia executed an Agreement and Plan of Merger (the “Merger”). InferX and Datamat had common majority directors. The financial statements herein reflect the combined entity, and all intercompany transactions and accounts have been eliminated. As a result of the Merger, InferX merged with and into Datamat, the surviving entity. Upon completion, Datamat changed its name to InferX Corporation.

InferX was formed to develop and commercially market computer applications software systems that were initially developed by Datamat with grants from the Missile Defense Agency. Datamat was formed as a professional services research and development firm, specializing in the Department of Defense. The Company currently provides services and software to the United States government, and is in process of formalizing business plans that will enable them to provide software and services to commercial entities as well.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

As shown in the accompanying financial statements the Company has incurred a loss of $2,277,408 and $564,782 for the years ended December 31, 2006 and 2005, respectively, and has a working capital deficiency of $1,040,938 as of December 31, 2006. The principal reasons for the recurring losses is due to the Company’s changed focus on developing its products for the commercial markets as it transitions away from the less profitable government services market, as well as the fair value adjustment in the Company’s derivative liability. The Company expects the negative cash flow from operations to continue its trend through the next twelve months. These factors raise significant doubt about the ability of the Company to continue as a going concern.

Management’s plans to address these conditions include continued efforts to obtain government contracts as well as commercial contracts through expanding sources and new technology, and the raising of additional capital through the sale of the Company’s stock.

The Company’s long-term success is dependent upon the obtaining of sufficient capital to fund its operations; development of its products; and launching its products to the worldwide market. These factors will contribute to the Company’s obtaining sufficient sales volume to be profitable. To achieve these objectives, the Company may be required to raise additional capital through public or private financings or other arrangements.

It cannot be assured that such financings will be available on terms attractive to the Company, if at all. Such financings may be dilutive to existing stockholders and may contain restrictive covenants.

The Company is subject to certain risks common to technology-based companies in similar stages of development. Principal risks to the Company include uncertainty of growth in market acceptance for its products; history of losses in recent years; ability to remain competitive in response to new technologies; costs to defend, as well as risks of losing patent and intellectual property rights; reliance on limited number of suppliers; reliance on outsourced manufacture of its products for quality control and product availability; uncertainty of demand for its products in certain markets; ability to manage growth effectively; dependence on key members of its management; and its ability to obtain adequate capital to fund future operations.

The consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include those of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents.

The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management has determined that as of December 31, 2006, an allowance of $2,364 is required.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years). Costs of maintenance and repairs are charged to expense as incurred.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Computer Software Development Costs

During 2006 and 2005, the Company capitalized certain software development costs. The Company capitalizes the cost of software in accordance with SFAS 86 once technological feasibility has been demonstrated, as the Company has in the past sold, leased or otherwise marketed their software, and plans on doing so in the future. The Company capitalizes costs incurred to develop and market their privacy preserving software during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the software, typically five years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events. The Company has not developed any software for internal use. For the years ended December 31, 2006 and 2005, the Company recognized $177,003 and $177,003 of amortization expense on its capitalized software costs, respectively.

Recoverability of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale are carried at the lower of the then current carrying value or fair value less estimated costs to sell.

Revenue Recognition

The Company generates revenue from professional services rendered to customers. The Company’s revenue is generated under time-and-material contracts and fixed-price contracts.

Time-and-Material Contracts

Time-and-material contracts revenue is generated whereby costs are generally incurred in proportion with contracted billing schedules and revenue is recognized as services are performed, with the corresponding cost of providing those services reflected as direct costs. The customers are billed in accordance with the contracts entered into. Such method is expected to result in reasonably consistent profit margins over the contract term.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Fixed-Price Contracts

Revenue from firm-fixed-price contracts is recognized as work is performed, with costs and estimated profits recorded on the basis of direct and indirect costs incurred.

This method is used because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract. The Company’s project delivery and business unit finance personnel continually review labor hours incurred and estimated total labor hours, which may result in revisions to the estimated amount of recognized revenue for the contract. Changes in estimates are accounted for in the period of change.

If the Company does not accurately estimate the resources required or the scope of work to be performed for a contract or if the Company does not manage the project properly within the planned time period, then a loss may be recognized on the contract. Losses are recorded in the period when they become known.

The Company does not derive revenue from projects involving multiple revenue-generating activities. If a contract would involve the provision of multiple service elements, total estimated contract revenue would be allocated to each element based on the fair value of each element.

The amount of revenue allocated to each element would then be limited to the amount that is not contingent upon the delivery of another element in the future. Revenue for each element would then be recognized depending upon whether the contract is a time-and-materials contract or a fixed-price, fixed-time contract.

Unbilled services represent services provided which are billed subsequent to the period end in accordance with the contract terms and services rendered for which contracts with government agencies were executed subsequent to the period end. All such amounts are anticipated to be realized in the following period.

Any unearned revenue reflects items that are unbilled by the Company with the revenue and billing associated with the project to be incurred in the following period.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next interim period after December 15, 2005. The Company has adopted these provisions as of January 1, 2006 and this adoption did not have a material effect on the Company’s operations.

On January 1, 2006, the Company adopted the provisions of FAS No. 123R “Share-Based Payment” (“FAS 123R”) which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, the Company measured compensation expense for all of its share-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Company has provided pro forma disclosure amounts in accordance with FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“FAS 148”), as if the fair value method defined by FAS No. 123, “Accounting for Stock Based Compensation” (“FAS 123”) had been applied to its stock-based compensation.

The Company has elected to use the modified–prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

The Company issued one warrant to purchase 50,000 shares in May 2005, with an expiration of 6-months. The warrant expired prior to any exercise into shares of common stock. The Company’s warrants issued in the private placement in October 2006, were not stock based compensation and are reflected in the derivative liability.

December 31,
2005
Net (loss), as reported	$(564,782)
Add: Stock-based employee compensation expense included in reported net (loss), net of related tax effects	—
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	—

Pro forma net (loss)	$(564,782)

Basic and diluted (loss) per share:
As reported	$(0.11)

Pro forma	$(0.11)

Concentrations

The Company has derived all of its revenue from one customer.
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable and unbilled receivables. To date, accounts receivable and unbilled receivables have been derived from contracts with agencies of the federal government. Accounts receivable are generally due within 30 days and no collateral is required.

Segment Reporting

The Company follows the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company believes that there is only one operating segment.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings. For the warrants that are classified as derivatives, fair values were calculated at net present value using the Company’s weighted average borrowing rate for debt instruments without conversion features applied to total future cash flows of the instruments.

Convertible Instruments

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features, where the ability to physical or net-share settle the conversion option is not within the control of the Company, are bifurcated and accounted for as a derivative financial instrument. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of the debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method.

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. These derivative financial instruments are the Class A and Class B warrants issued in conjunction with the private placement. The warrants are indexed to an aggregate of 4,658,784 shares of the Company’s common stock as of December 31, 2006 and are carried at fair value. The liability amounted to $1,031,703 at December 31, 2006.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Under Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes,” the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

(Loss) Per Share of Common Stock

Basic net (loss) per common share (“EPS”) is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

There were no options or warrants to purchase shares of common stock at December 31, 2005, and the Class A and Class B (2,329,392 each) were issued in October 2006 in the private placement.

The following is a reconciliation of the computation for basic and diluted EPS:

	Years Ended
	December 31,	December 31,
	2006	2005
Net (loss)	$(2,277,408)	$(564,782)

Weighted-average common shares outstanding :
Basic	2,942,269	5,350,000
Effect of dilutive securities- warrants	4,658,784	—

Diluted	7,601,053	5,350,000

Basic net (loss) per share	$(0.77)	$(0.11)

Diluted net (loss) per share	$(0.77)	$(0.11)

Research and Development

Research and development costs are expensed as incurred.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN 46 and issued FIN 46 (revised December 2003) (“FIN 46R”). In addition to conforming to previously issued FASB Staff Positions, FIN No. 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have any investments in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on the Company’s results of operations, financial position or cash flows.

On December 16, 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion 29, Accounting for Non-monetary Transaction” (“SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. This statement establishes that, unless impracticable, retrospective application is the required method for reporting of a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”). FASB 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will evaluate the impact of SFAS 155 on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Management does not expect adoption of SFAS 158 to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating what effect this will have on the Company’s consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company does not anticipate that SAB 108 will have a material impact on its consolidated financial statements.

NOTE 3-	FIXED ASSETS

Fixed assets consist of the following as of December 31, 2006:

	Estimated Useful
	Lives (Years)	2006
Computer equipment	5	$71,004
Office machinery and equipment	3	15,638
Furniture and fixtures	5	538
Automobile	5	58,476

		145,656
Less: Accumulated depreciation		(116,458)

Total, net		$29,198

Depreciation expense was $15,290 and $14,770 for the years ended December 31, 2006 and 2005, respectively.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 4-	COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs consist of the following as of December 31, 2006:

	Estimated Useful
	Lives (Years)	2006
Computer software development costs	5	$944,816

Less: Accumulated amortization		(573,377)

Total, net		$371,439

Amortization expense was $177,003 and $177,003 for the years ended December 31, 2006 and 2005, respectively.

Amortization expense anticipated through December 31, 2009 is as follows:

Year ended December 31:
2007	$163,187
2008	101,167
2009	107,085

$371,439

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 5-	NOTES PAYABLE

SBA Loan

On July 22, 2003, the Company and the U.S. Small Business Administration (“SBA”) entered into a Note (the “Note”) under the SBA’s Secured Disaster Loan program in the amount of $377,100.

Under the Note, the Company agreed to pay principal and interest at an annual rate of 4% per annum, of $1,868 every month commencing twenty-five (25) months from the date of the Note (commencing August 2005). The Note matures July 2033.

The Company must comply with the default provisions contained in the Note. The Company is in default under the Note if it does not make a payment under the Note, or if it: a) fails to comply with any provision of the Note, the Loan Authorization and Agreement, or other Loan documents; b) defaults on any other SBA loan; c) sells or otherwise transfers, or does not preserve or account to SBA’s satisfaction for, any of the collateral (as defined therein) or its proceeds; d) does not disclose, or anyone acting on their behalf does not disclose, any material fact to the SBA; e) makes, or anyone acting on their behalf makes, a materially false or misleading representation to the SBA; f) defaults on any loan or agreement with another creditor, if the SBA believes the default may materially affect the Company’s ability to pay this Note; g) fails to pay any taxes when due; h) becomes the subject of a proceeding under any bankruptcy or insolvency law; i) has a receiver or liquidator appointed for any part of their business or property; j) makes an assignment for the benefit of creditors; k) has any adverse change in financial condition or business operation that the SBA believes may materially affect the Company’s ability to pay this Note; l) dies; m) reorganizes, merges, consolidates, or otherwise changes ownership or business structure without the SBA’s prior written consent; or n) becomes the subject of a civil or criminal action that the SBA believes may materially affect the Company’s ability to pay this Note.

As of December 31, 2006, the Company has an outstanding principal balance of $366,431. Interest expense on the SBA loan for the years ended December 31, 2006 and 2005 were $13,202 and $16,196, respectively.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 5-	NOTE PAYABLE (CONTINUED)

Automobile Loan

The Company has a note payable with an automotive finance company in the original amount of $44,990 (the “Auto Note”). The Auto Note commenced in November 2003, and requires payments of $750 per month for a period of 60 months. The Auto Note is secured by the automobile.

As of December 31, 2006, the outstanding principal balance of the Auto Note was $16,497.

Other Notes Payable

On March 3, 2000, the Company entered into an installment note with Tec-Masters, Inc. in the amount of $100,000. The amount was due May 1, 2000, however was extended with no maturity date. The $100,000 remained outstanding until December 31, 2005 when the Company converted this note into 28.77 shares of Datamat common stock (76,923 of InferX). There was no interest on this note, and was unsecured.

On February 15, 2000, the Company entered into an installment note with an individual, in the amount of $100,000. The amount had no maturity date. The $100,000 remained outstanding until December 31, 2005 when the Company converted this note into 28.77 shares of Datamat common stock (76,923 of InferX). There was no interest on this note, and was unsecured.

On February 9, 2000, the Company entered into an installment note with an individual, in the total amount of $25,000. The amount had no maturity date. The $25,000 remained outstanding until December 31, 2005 when the Company converted this note into 7.19 shares of Datamat common stock (19,231 of InferX). There was no interest on this note, and was unsecured.

On February 9, 2000, the Company entered into an installment note with an individual, in the amount of $25,000. The amount had no maturity date. The $25,000 remained outstanding until December 31, 2005 when the Company converted this note into 7.19 shares of Datamat common stock (19,231 of InferX). There was no interest on this note, and was unsecured.

Promissory Notes

On May 18, 2006, the Company entered into five separate promissory notes with one fund, one trust and three individuals in the total amount of $350,000 (collectively, the “Promissory Notes”). The Promissory Notes were repaid On October 24, 2006 when the Company completed their reverse merger with Black Nickel Acquisition Corp. I. The Promissory Notes had accrued interest at an annual rate of 8% per annum, and was paid along with the principal balance, at the closing of the transaction. The interest totaled $12,196.

In accordance with the Promissory Notes, the Company issued 250,000 shares of common stock (see Note 7).

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 5-	NOTE PAYABLE (CONTINUED)

Promissory Notes (Continued)

In accordance with the Promissory Notes, the Company and the lenders agreed that upon the reverse merger with Black Nickel, the Company would file a registration statement with the Securities and Exchange Commission on Form SB-2. The Company agreed to deadlines in the actual filing of the Form SB-2 as well as the effectiveness of the Form SB-2. Should the Company fail to meet the requirements as set forth in the Promissory Notes, they would be subject to a 1% penalty per month for every month they fail to secure an effective registration. This clause does not state whether the penalty would be paid in the form of cash or stock of the Company. Should the penalty include an open-ended cash settlement, the registration rights clause may be considered a derivative as defined in Emerging Issues Task Force (EITF) 00-19, “Accounting for Derivative Financial Instruments to, and Potentially Settled in, a Company’s Own Stock.” the company as of December 31, 2006 has filed a registration statement with the Securities and Exchange Commission on Form SB-2, and is in process of answering comments on this submission. There have been no amounts accrued on liquidated damages that are contained in the Registration Rights Agreement as the Company is in compliance with the filing.

As of December 31, 2006, the repayment schedule of the Notes Payable for the next five years and in the aggregate are:

2007	$16,900
2008	15,724
2009	8,559
2010	8,909
2011	9,271
Thereafter	323,565

382,928
Less: current portion	(16,900)

Long-term portion	$366,028

NOTE 6-	NOTE PAYABLE – RELATED PARTIES

The President of the Company would lend money from time to time to the Company to fund operations. These amounts bore no interest and were unsecured. As of December 31, 2005, the amount outstanding to the President of the Company was $45,000. All amounts have been repaid to the President of the Company in 2006.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 7-	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company was incorporated on May 26, 2005, and the Board of Directors authorized 10,000,000 shares of preferred stock with a par value of $0.0001. The Company has not issued any shares of preferred stock since inception.

Common Stock

The Company was incorporated on May 26, 2005, and the Board of Directors authorized 75,000,000 shares of common stock with a par value of $0.0001.

On May 26, 2005, the Company issued 1,500,000 to the founders of the Company for $50,000.

On October 24, 2006, Black Nickel Acquisition Corp. I merged with the Company. At the closing of the merger and related private placement, the following occurred:

a) The Company issued 250,000 shares of common stock for the providing of the bridge promissory notes to InferX in May 2006. The value of these shares was based on the stock price of $0.265 per share determined based on the relative fair value calculation stipulated in APB 14 or $66,250;

b) The Company issued 5,350,000 shares of common stock in exchange for 100% of the issued and outstanding shares of InferX;

c) The Company issued 2,329,392 shares of common stock for gross proceeds of $1,164,696 in the private placement that closed when the merger was completed. From the $1,164,696, the Company repaid the bridge promissory notes plus accrued interest in the amount of $362,196, and paid $147,493 in closing costs. Of the total proceeds, $1,164,696, the Company allocated $547,087 of this amount to derivative liability, which represents the value of the Class A and Class B warrants issued with the common stock. The Company issued 2,392,392 Class A warrants and 2,329,392 Class B warrants (see d and e below and the Warrants section of Note 7). The price for all components were derived utilizing the relative fair value approach stipulated in APB 14;

d) The Class A Warrants are exercisable at any time for shares of stock at an exercise price of $0.50 per share with a term of five (5) years, subject to anti dilution protection, so that any part of the 2,329,392 of the warrants shall be callable if the underlying warrant shares are registered and the stock trades in the open market for thirty (30) consecutive days at a closing price above $1.50 per share. Half of the warrants shall be callable if the Company is awarded a contract with a guaranteed minimum revenue of at least $1,000,000 with a department of the United Sates Government (not including the Missile Defense Agency) to deploy its existing technology for threat detection or other application;

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 7-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

e) The Class B Warrants are exercisable at any time for shares of stock at an exercise price of $0.62 per share with a term of five (5) years, subject to anti dilution protection, so that any part of the 2,329,392 of the warrants shall be callable by the Company if the underlying warrant shares are registered and the stock trades in the open market for thirty (30) consecutive days at a closing price above $1.86 per share;

f) The Company cancelled 300,000 shares of common stock in the reverse merger leaving 1,200,000 of the 1,500,000 previously outstanding shares from May 25, 2006 with the former owners of Black Nickel Acquisition Corp. I; and

g) Shall reserve for a period of two (2) years from the closing of the Reverse Merger, no more than 2,200,000 shares of stock for a stock option plan, and any options granted under this plan will be subject to an exercise price of not less than $0.50 per share. There have been no issuance of options under this plan as of December 31, 2006.

Warrants

The Company in the private placement granted 2,329,392 Class A and 2,329,392 Class B warrants. The following is a breakdown of the warrants:

	Exercise	Date
Warrants	Price	Issued	Term
2,329,392	$0.50	10/24/2006	5 years
2,329,392	$0.625	10/24/2006	5 years

4,658,784

Options

There are no options outstanding, or granted as of December 31, 2006 and for the years ended December 31, 2006 and 2005, respectively.

NOTE 8-	RELATED PARTY TRANSACTIONS

The Company was advanced amounts as equity contributions by the Company’s President prior to the merger with Black Nickel Acquisition Corp. I. As of December 31, 2006, there is currently no outstanding amounts due the President of the Company. There were no other related party transactions during the years ended December 31, 2006 and 2005, respectively.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 9-	COMMITMENTS

Rental

The Company leases office space under an operating lease that has initial or remaining non-cancelable lease terms and expires in November 2008. The lease agreement provides for an annual 4% escalation of the base rent. As of December 31, 2006, the following presents the approximate future minimum lease payments required under this lease:

For the Years Ended
December 31,
2007	$105,357
2008	100,441

$205,798

Rent expense for the years ended December 31, 2006 and 2005 was $104,181 and $97,734, respectively.

Consulting Agreements

During 2006 and 2005, the Company entered into consulting agreements with marketing and strategic consulting groups with terms that do not exceed one year. These companies are to be paid fees for the services they perform. The Company has included these fees in their consolidated statements of operations for the years ended December 31, 2006 and 2005.

Unused Financing Commitment

In 2005, the Company had available a factoring financing facility in the maximum amount of $3,500,000. The facility provided for an advance rate of 90% on government invoicing and 85% on commercial invoicing at a rate of prime plus 2.5%. The facility was secured by a security interest in the accounts receivables and the personal guarantee of the majority shareholder. There were no amounts outstanding under the facility through the termination of the agreement in August 2005.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 10-	PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At December 31, 2006, deferred tax assets consist of the following:

Net operating losses	$833,000
Valuation allowance	(833,000)

$—

At December 31, 2006, the Company had net operating loss carryforward in the approximate amount of $2,450,000, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2006 and 2005 is summarized below.

	2006	2005
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	6.0	6.0
Valuation allowance	28.0	28.0

	0%	0%

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 11-	DEFINED CONTRIBUTION PLAN

The Company has a retirement plan which satisfies the requirements of Section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of the participants’ elective deferrals. The Company made no such contributions for the years ended December 31, 2006 and 2005, respectively.

NOTE 12-	MAJOR CUSTOMER

The Company’s contracts with agencies of the federal government accounted for 100% of its revenue and accounts receivable as of and for the years ended December 31, 2006 and 2005, respectively.

NOTE 13-	RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for the year ended December 31, 2005 to recognize an additional $38,462 as a loss on conversion of debt to equity due to the conversion price being $1.30 versus $1.50, the value the Company received in cash. The corresponding entry increased additional paid in capital this same amount. The $1.50 price and the loss on extinguishment of debt was calculated based on the estimated fair value of the Company’s common stock at December 31, 2005 as determined by recent sales of the Company’s common stock for cash to unrelated third parties.

The revised loss for the year ended December 31, 2005 increased from $526,320 to $564,782; the accumulated deficit at December 31, 2005 increased from $604,197 to $642,659; and the weighted average loss per share for the year ended December 31, 2005 decreased from $200.35 per share to $214.99 per share (pre-merger with Black Nickel Acquisition Corp. I).

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InferX Corporation

Date: April 16, 2007	By:	/s/ B.K. Gogia

B.K. Gogia
President and Chief Executive Officer
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2007	By:	/s/ B.K. Gogia

B.K. Gogia
President, Chief Executive Officer and
Director
(Principal Executive Officer)

Date: April 16, 2007	By:	/s/ Scott B. Parliament

Scott B. Parliament
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: April 16, 2007	By:	/s/ Jerzy W. Bala

Jerzy W. Bala
Director

InferX Corporation
Form 10-KSB
For the fiscal year ended December 31, 2006
Exhibit Index

3(i)	Certificate of Incorporation, as amended on October 27, 2006 *

3(ii)	By-laws *

4.1	Form of common stock certificate *

4.2	Form of Class A warrant to purchase common stock *

4.3	Form of Class B warrant to purchase common stock *

4.4	Registration Rights Agreement *

10.1	Lease of the registrant’s principal executive offices, as amended *

10.2	Employment Agreement with B.K. Gogia *

10.3	Employment Agreement with J. Bala *

10.4	Employment Agreement with S. Parliament *

10.5	Employment Agreement with J. Mena *

10.6	Subscription Agreement *

10.7	Agreement and Plan of Merger by and among Black Nickel Acquisition Corp. I, InferX Acquisition Corp. and InferX Corporation, dated October 24, 2006 *

10.8	Award/Contract issued by Missile Defense Agency, effective October 31, 2006 *

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) **

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) **

32	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 **

*	Previously filed

**	Filed herewith