Form 10QSB
period 2007-03-31
INFERX CORP
filed 2007-05-15
CIK 1329548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from       to
Commission file number 0-51720
InferX Corporation
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1614664 (I.R.S. Employer Identification No.)
1600 International Drive
Suite 110
McLean, Virginia 22102
(Address of principal executive offices)
(703) 917-0880
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 10,758,905 shares of common stock outstanding as of May 11, 2007.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

InferX Corporation
Quarterly Report on Form 10-QSB
for the Quarterly Period Ended
March 31, 2007
- INDEX -
 i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors
InferX Corporation
I have reviewed the accompanying condensed consolidated balance sheet of InferX Corporation (the “Company”) as of March 31, 2007, and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2007 and 2006. These interim condensed consolidated financial statements are the responsibility of the Company’s management.
I conducted the reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the condensed consolidated financial statements taken as a whole. Accordingly, I do not express such an opinion.
Based on my reviews, I am not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the condensed consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/Michael Pollack CPA
Cherry Hill, New Jersey
May 7, 2007

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
MARCH 31, 2007

ASSETS

CURRENT ASSETS
Cash	$2,065
Unbilled services	66,667
Prepaid expenses and other current assets	7,505

Total current assets	76,237

Fixed assets, net of depreciation	40,723

Other Asset
Computer software development costs, net of amortization	362,211

Total other asset	362,211

TOTAL ASSETS	$479,171

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$318,507
Derivative liability	645,549
Current portion of notes payable	16,980
Unearned revenue	66,667

Total current liabilities	1,047,703

Long-term Liabilities
Notes payable, net of current portion	361,752

TOTAL LIABILITIES	1,409,455

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and no shares issued and outstanding	—
Common stock, par value $0.0001 per share, 75,000,000 shares authorized and 9,129,392 issued and outstanding	913
Additional paid-in capital	2,260,527
Retained earnings (defict)	(3,191,724)

Total stockholders’ equity (deficit)	(930,284)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$479,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
REVENUE	$100,000	$49,997

COST OF REVENUES
Direct labor and other finges	24,329	21,875
Subcontractor	35,111	12,478
Other direct costs	11,250	20,831
Amortization of computer software development costs	44,251	44,251

Total costs of revenues	114,941	99,435

GROSS PROFIT (LOSS)	(14,941)	(49,438)

OPERATING EXPENSES
Indirect and overhead labor and fringes	149,884	37,485
Professional fees	76,174	99,000
Travel related costs	7,208	4,825
Rent	26,609	25,326
General and administrative	14,257	17,105
Depreciation and impairment	15,361	3,772

Total operating expenses	289,493	187,513

NET LOSS FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES	(304,434)	(236,951)

OTHER EXPENSE
Interest expense, net of interest income	5,685	5,785

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(310,119)	(242,736)

Provision for income taxes	—	—

NET (LOSS) APPLICABLE TO SHARES	$(310,119)	$(242,736)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.03)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,129,392	5,350,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(310,119)	$(242,736)

Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:

Stock issued for services	—	22,500
Impairment loss	10,473	—
Amortization of computer software development costs	44,251	44,251
Depreciation	4,888	3,772

Change in assets and liabilities
(Increase) decrease in accounts receivable	50,000	(1)
(Increase) decrease in unbilled services	(33,333)	4,687
(Increase) in prepaid expenses and other current assets	—	(67,245)
Increase in accounts payable and accrued expenses	189,123	306,357
Increase (decrease) in unearned revenue	33,333	(4,687)

Total adjustments	298,735	309,634

Net cash provided by (used in) operating activities	(11,384)	66,898

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,413)	—
Computer software development costs	(45,496)	—

Net cash (used in) investing activities	(61,909)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in cash overdraft	—	(12,071)
Contributions of capital pre-merger	—	3,571
(Repayment) of notes payable	(4,196)	(3,808)
Borrowings (repayment) of note payable — related partry	—	(45,000)

Net cash (used in) financing activities	(4,196)	(57,308)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(77,489)	9,590

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	79,554	—

CASH AND CASH EQUIVALENTS — END OF PERIOD	$2,065	$9,590

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the year for interest	$27,596	$6,791

SUPPLEMENTAL INFORMATION ON NONCASH ACTIVITY
Stock issued for services — pre-merger	$—	$22,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)
NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION
The unaudited condensed financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2006 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.
These condensed unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.
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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)
NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
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
Going Concern
As shown in the accompanying condensed consolidated financial statements the Company has incurred a loss of $310,119 and $242,736 for the three months ended March 31, 2007 and 2006, respectively, and has a working capital deficiency of $971,466 as of March 31, 2007. The principal reasons for the recurring losses is due to the Company’s changed focus on developing its products for the commercial markets as it transitions away from the less profitable government services market, as well as the fair value adjustment in the Company’s derivative liability. The Company expects the negative cash flow from operations to continue its trend through the next twelve months. These factors raise significant doubt about the ability of the Company to continue as a going concern.
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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)
NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
Going Concern (Continued)
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
The condensed consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.
NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The condensed consolidated financial statements include those of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents.
The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)
NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Allowance for Doubtful Accounts
The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management has determined that as of March 31, 2007, an allowance of $2,364 is required.
Fixed Assets
Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years). Costs of maintenance and repairs are charged to expense as incurred.
Computer Software Development Costs
During 2007 and 2006, the Company capitalized certain software development costs. The Company capitalizes the cost of software in accordance with SFAS 86 once technological feasibility has been demonstrated, as the Company has in the past sold, leased or otherwise marketed their software, and plans on doing so in the future. The Company capitalizes costs incurred to develop and market their privacy preserving software during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the software, typically five years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events. The Company has not developed any software for internal use. For the three months ended March 31, 2007 and 2006, the Company recognized $44,251 and $44,251 of amortization expense on its capitalized software costs, respectively.
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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)
NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Revenue Recognition
The Company generates revenue from professional services rendered to customers as well as from application management support contracts with governmental units. The Company’s revenue is generated under time-and-material contracts and fixed-price contracts.
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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)
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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)
NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Fair Value of Financial Instruments (other than Derivative Financial Instruments)
The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings. For the warrants that are classified as derivatives, fair values were calculated at net present value using the Company’s weighted average borrowing rate for debt instruments without conversion features applied to total future cash flows of the instruments.
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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)
NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Derivative Financial Instruments
The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. These derivative financial instruments are the Class A and Class B warrants issued in conjunction with the private placement. The warrants are indexed to an aggregate of 3,029,271 shares of the Company’s common stock as of March 31, 2007 and are carried at fair value. The liability amounted to $645,549 at March 31, 2007.
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
There were no options or warrants to purchase shares of common stock at March 31, 2006, and the Class A and Class B were issued in October 2006 in the private placement.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)
NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The following is a reconciliation of the computation for basic and diluted EPS:

	Three Months Ended
	March 31,	March 31,
	2007	2006

Net (loss)	$(310,119)	$(242,736)

Weighted-average common shares outstanding :
Basic	9,129,392	5,350,000
Effect of dilutive securities- warrants	4,658,784	—

Diluted	13,788,176	5,350,000

Basic net (loss) per share	$(0.03)	$(0.05)

Diluted net (loss) per share	$(0.03)	$(0.05)

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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)
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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)
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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)
NOTE 3- FIXED ASSETS
Fixed assets consist of the following as of March 31, 2007:

	Estimated Useful
	Lives (Years)
Computer equipment	5	$87,417
Office machinery and equipment	3	15,638
Furniture and fixtures	5	538
Automobile	5	58,476

		162,069
Less: Accumulated depreciation		(121,346)

Total, net		$40,723

Depreciation expense was $4,888 and $3,772 for the three months ended March 31, 2007 and 2006, respectively.
NOTE 4- COMPUTER SOFTWARE DEVELOPMENT COSTS
Computer software development costs consist of the following as of March 31, 2007:

	Estimated Useful
	Lives (Years)
Computer software development costs	5	$865,937

Less: Accumulated amortization		(503,726)

Total, net		$362,211

Amortization expense was $44,251 and $44,251 for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, the Company wrote off net software development costs of $10,473 relating to their Inferview product.
Amortization expense anticipated through December 31, 2009 is as follows:

Period ended March 31:
2008	$152,714
2009	145,418
2010	64,079

$362,211

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)
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
As of March 31, 2007, the Company has an outstanding principal balance of $364,485. Interest expense on the SBA loan for the three months ended March 31, 2007 and 2006 were $3,658 and $4,049, respectively.
Automobile Loan
The Company has a note payable with an automotive finance company in the original amount of $44,990 (the “Auto Note”). The Auto Note commenced in November 2003, and requires payments of $750 per month for a period of 60 months. The Auto Note is secured by the automobile.
As of March 31, 2007, the outstanding principal balance of the Auto Note was $14,247.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)
NOTE 5- NOTE PAYABLE (CONTINUED)
As of March 31, 2007, the repayment schedule of the Notes Payable for the next five years and in the aggregate are:

2008	$16,980
2009	13,556
2010	8,645
2011	8,998
2012	9,364
Thereafter	321,189

378,732
Less: current portion	(16,980)

Long-term portion	$361,752

NOTE 6- NOTE PAYABLE – RELATED PARTIES
The President of the Company would lend money from time to time to the Company to fund operations. These amounts bore no interest and were unsecured. As of December 31, 2005, the amount outstanding to the President of the Company was $45,000. These balances were repaid in the three months ended March 31, 2006.
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
On October 24, 2006, Black Nickel Acquisition Corp. I merged with the Company. At the closing of the merger and related private placement, the following occurred:

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)
     NOTE 7- STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
Common Stock (Continued)
a)	The Company issued 250,000 shares of common stock for the providing of the bridge promissory notes to InferX in May 2006. The value of these shares was based on the stock price of $0.265 per share determined based on the relative fair value calculation stipulated in APB 14 or $66,250;

b)	The Company issued 5,350,000 shares of common stock in exchange for 100% of the issued and outstanding shares of InferX;

c)	The Company issued 2,329,392 shares of common stock for gross proceeds of $1,164,696 in the private placement that closed when the merger was completed. From the $1,164,696, the Company repaid the bridge promissory notes plus accrued interest in the amount of $362,196, and paid $147,493 in closing costs. Of the total proceeds, $1,164,696, the Company allocated $547,087 of this amount to derivative liability, which represents the value of the Class A and Class B warrants issued with the common stock. The Company issued 2,392,392 Class A warrants and 2,329,392 Class B warrants (see d and e below and the Warrants section of Note 7). The price for all components were derived utilizing the relative fair value approach stipulated in APB 14;

d)	The Class A Warrants are exercisable at any time for shares of stock at an exercise price of $0.50 per share with a term of five (5) years, subject to anti dilution protection, so that any part of the 2,329,392 of the warrants shall be callable if the underlying warrant shares are registered and the stock trades in the open market for thirty (30) consecutive days at a closing price above $1.50 per share. Half of the warrants shall be callable if the Company is awarded a contract with a guaranteed minimum revenue of at least $1,000,000 with a department of the United Sates Government (not including the Missile Defense Agency) to deploy its existing technology for threat detection or other application. 1,629,513 of these warrants were exercised at a price of $.25 in April 2007;

e)	The Class B Warrants are exercisable at any time for shares of stock at an exercise price of $0.62 per share with a term of five (5) years, subject to anti dilution protection, so that any part of the 2,329,392 of the warrants shall be callable by the Company if the underlying warrant shares are registered and the stock trades in the open market for thirty (30) consecutive days at a closing price above $1.86 per share;

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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)
NOTE 7- STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
Warrants
The Company in the private placement granted 2,329,392 Class A and 2,329,392 Class B warrants. The following is a breakdown of the warrants:

	Exercise	Date
Warrants	Price	Issued	Term

2,329,392	$0.50	10/24/2006	5 years
2,329,392	$0.625	10/24/2006	5 years
4,658,784
As noted in d above, 1,629,513 of the Class A warrants were exercised in April 2007.
Options
There are no options outstanding, or granted as of March 31, 2007.
NOTE 8- RELATED PARTY TRANSACTIONS
The Company was advanced amounts as equity contributions by the Company’s President prior to the merger with Black Nickel Acquisition Corp. I. As of March 31, 2007, there is currently no outstanding amounts due the President of the Company. There were no other related party transactions during the three months ended March 31, 2007 and 2006, respectively.
NOTE 9- COMMITMENTS
Rental
The Company leases office space under an operating lease that has initial or remaining non-cancelable lease terms and expires in November 2008. The lease agreement provides for an annual 4% escalation of the base rent. As of March 31, 2007, the following presents the approximate future minimum lease payments required under this lease:

For the Periods Ended
March 31,
2008	$105,297
2009	73,048

$178,345

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)
NOTE 9- COMMITMENTS
Rental
Rent expense for the three months ended March 31, 2007 and 2006 was $26,609 and $25,326, respectively.
Consulting Agreements
During 2007 and 2006, the Company entered into consulting agreements with marketing and strategic consulting groups with terms that do not exceed one year. These companies are to be paid fees for the services they perform. The Company has included these fees in their condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006.
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
At March 31, 2007, deferred tax assets consist of the following:

Net operating losses	$932,280

Valuation allowance	(932,280)

$—

At March 31, 2007, the Company had net operating loss carryforward in the approximate amount of $2,742,000, available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)
NOTE 10- PROVISION FOR INCOME TAXES (CONTINUED)
A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended March 31, 2007 and 2006 is summarized below.

	2007	2006
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	6.0	6.0
Valuation allowance	28.0	28.0

	0%	0%

NOTE 11- DEFINED CONTRIBUTION PLAN
The Company has a retirement plan which satisfies the requirements of Section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of the participants’ elective deferrals. The Company made no such contributions for the three months ended March 31, 2007 and 2006, respectively.
NOTE 12- MAJOR CUSTOMER
The Company’s contracts with agencies of the federal government accounted for 100% of its revenue and accounts receivable as of and for the three months ended March 31, 2007 and 2006, respectively.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
The information set forth and discussed in this Management’s Discussion and Analysis or Plan of Operation is derived from our financial statements and the related notes, which are included. The following information and discussion should be read in conjunction with those financial statements and notes, as well as the information provided in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2006.
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
     Computer Software Development Costs
     Beginning in 2000, we began capitalizing certain software development costs. We capitalize the cost of software in accordance with SFAS 86 once technological feasibility has been demonstrated, as we have in the past sold, leased or otherwise marketed our software, and plan on doing so in the future. We capitalize costs incurred to develop and market our privacy preserving software during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the software, typically five years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events. We have not developed any software for internal use.
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
     If we do not accurately estimate the resources required or the scope of work to be performed for a contract or if we do not manage the project properly within the planned time period, then a loss may be recognized on the contract. Losses are recorded in the period when they become known.
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
     Any unearned revenue reflects items that are unbilled with the revenue and billing associated with the project to be incurred in the following period.
     Stock-Based Compensation
     We have not issued any stock options or other equity based incentives. However, we intend to adopt, subject to stockholder approval, a qualified stock option plan that will include up to 2,200,000 shares of our common stock.
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next interim period after December 15, 2005. We have adopted these provisions as of January 1, 2006 and this adoption did not have a material effect on our operations.
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

     Derivative Financial Instruments
     We generally do not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. These derivative financial instruments are the Class A and Class B warrants issued in conjunction with the private placement
     Income Taxes
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
     In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). We do not expect adoption of SFAS 158 to have a material impact on our consolidated financial statements.

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
     In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are still evaluating what effect this will have on our consolidated financial statements.
     In September 2006, the United States Securities and Exchange Commission (“SEC”) issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”
     This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on our financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We do not anticipate that SAB 108 will have a material impact on our consolidated financial statements.
Three Months Ended March 31, 2007 and 2006
     Revenue for the three months ended March 31, 2007 was approximately $100,000, an increase of approximately $50,000, or 100%, from approximately $50,000 for the same period in 2006. This was a result of an increase in government contracts.
     Direct costs for the three months ended March 31, 2007 were approximately $115,000 compared to approximately $99,000 for the same period in 2006, an increase of approximately $16,000, or 15.6%. This resulted primarily from approximately $2,000 in increased direct labor and fringes and $23,000 of increased subcontractor costs due to increased government contracts and a decrease of approximately $9,000 in other direct costs. Accordingly, our gross margin increased in the three months ended March 31, 2007 to (14.9)% from (98.9)% for the same period in 2006.
     Indirect expenses, which include indirect labor, professional fees, advertising, consulting and general and administrative, increased approximately $102,000 from approximately $187,000 for the period ended March 31, 2006 to approximately $289,000 for the same period in 2007. This represents an increase of 54.4%. The increase is primarily a result of increased indirect labor and fringes of $112,000 due to increased staffing in 2007, a decrease in professional fees of approximately $23,000 due to decreased accounting costs related to our initial audits of 2004 and 2005 and an impairment charge of approximately $10,000 in the three months ended March 31, 2007 due to a write down of capitalized software.
Liquidity and Capital Resources
     We had cash of approximately $2,100 at March 31, 2007 and a working capital deficit of approximately $971,000. During the three months ended March 31, 2007, we used approximately $11,000 from our operations, approximately $62,000 in additional fixed assets and approximately $4,000 in debt repayments. Our cash needs were funded primarily by cash existing at December 31, 2006, a decrease in accounts receivable of $50,000 and an increase in accounts payable and accrued expenses of approximately $189,000. Our working capital and cash position at March 31, 2007 do not reflect the exercise of 1,629,513 of our Class A Warrants at $.25 per share that occurred in April 2007, resulting in net cash proceeds of approximately $407,000.
     We have entered in to employment contracts that range in length from three to five years with five employees. The contracts call for total annual compensation in the amount of $670,000. In October 2006, we executed a new contract with the Missile Defense Agency for approximately $400,000 that under the terms of the contract is to be completed within one year, $250,000 of which remains unbilled and unearned at March 31, 2007.
     We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses, which we cannot give any assurance we will be able to accomplish. We are currently expending approximately $125,000 per month to support our operations, and under our projected growth plan, we would be expending approximately $250,000 per month by the end of fiscal 2007. Our existing capital and contract is sufficient to fund our operations only through the third quarter of 2007. If we are unable to generate increased revenue, it will be necessary for us to significantly reduce expenses or raise additional capital to stay in business. We estimate that we will require approximately $500,000 in additional capital to sustain our operations at their current level through fiscal 2007 and that we will require as much as $3,000,000 in additional revenues or $1,500,000 in additional funding to achieve our projected growth plan.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None, except as previously disclosed in our Current Report on Form 8-K, filed on April 26, 2007.
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

Dated: May 12, 2007	InferX Corporation

	By:	/s/ B.K. Gogia B.K. Gogia
President and Chief Executive Officer

InferX Corporation
Quarterly Report on Form 10-QSB
for the Quarterly Period Ended
March 31, 2007
- EXHIBIT INDEX -

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.