Form 10KSB/A
period 2006-12-31
INFERX CORP
filed 2007-06-13
CIK 1329548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB/A
Amendment No. 1
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
     Holders
     As of April 13, 2007, there are 34 record holders of 9,129,392 shares of our common stock.

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
     Fixed-Price Contracts
     Revenue from firm-fixed-price contracts is recognized upon achievement of the milestones contained in the contracts in accordance with the provisions of Staff Accounting Bulletin 104. Revenue is not recognized until collectibility is assured, which does not take place until completion of the particular milestone. Costs are recognized as services are performed.

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
     Recent Issued Accounting Standards
     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN 46 and issued FIN 46 (revised December 2003) (“FIN 46R”). In addition to conforming to previously issued FASB Staff Positions, FIN No. 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. We do not have any investments in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on our results of operations, financial position or cash flows.
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
     In December 2006, the FASB Staff issued FSP EITF - 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”). EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We believe that EITF 00-19-2 will have an impact on our consolidated financial statements as it relates to the Class A and Class B warrants entered into in connection with our 2006 private placement. We do not believe that our derivative liability will be classified as anything other than current. We will continue to monitor the financial instruments to determine classification.
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

     Operating expenses, which include indirect labor, professional fees, advertising, consulting and general and administrative, increased approximately $563,000 from approximately $527,000 for the year ended December 31, 2005 to approximately $1,090,000 for the same period in 2006. This represents an increase of 107%. The increase is the result of the following: an increase in indirect and overhead labor and fringes of approximately $352,000, resulting from costs related to an increase in staffing in 2006 of approximately $125,000 and reductions in salaries and fringes accepted by key employees in 2005 of approximately $240,000; an increase in professional services of approximately $263,000, consisting of non-cash charges of approximately $199,000 for stock issued to consultants for services and an increase in accounting costs of approximately $64,000 related to our becoming a public company; and a reduction in advertising and marketing of approximately $69,000, which reflects reduced reliance on outside consults for branding and advertising.
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
     In May 2006, we entered into employment agreements with our four executive officers: B.K. Gogia, Dr. Jerzy W. Bala, Scott B. Parliament and Jesus Mena. The employment agreements with Dr. Bala, Mr. Parliament and Mr. Mena each have a term of three years, and Mr. Gogia’s agreement has a term of five years. Each of these employment agreements are terminable by the company during the term with or without cause. The employment agreements are terminable by the executives for “good reason”, including a material breach of the employment agreement not cured within 15 days. Upon termination for “good reason” by the executive or by the company without cause, Mr. Parliament and Mr. Mena would receive a six month severance payment, Dr. Bala’s severance payment would be for nine months and Mr. Gogia’s severance payment would be the greater of two years or the remaining term of his employment agreement. For the fiscal year ended December 31, 2006, the annualized salaries under their employment agreements were $180,000 for Mr. Gogia, $150,000 for Mr. Parliament, $140,000 for Dr. Bala and $100,000 for Mr. Mena, although the amounts actually paid to each of them was less than these amounts due to agreed upon salary reductions and the fact that salaries were lower prior to entering into new employment agreements in May 2006. In addition, under their employment agreements, each of the employees is eligible for a bonus upon achieving objectives determined by management for each executive for achieving certain performance targets. For the fiscal year ended December 31, 2006, each executive agreed that no performance targets would be set and no bonuses would be paid.
     We have a 401(k) plan for which we provide no matching funds. We intend to adopt, subject to stockholder approval, a qualified stock option plan that will include up to 2,200,000 shares of our common stock. No other retirement, pension, or profit sharing exist.
     The tables entitled “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END” and “DIRECTOR COMPENSATION” and the respective discussions related to those tables have been omitted because no compensation required to be reported in those tables was awarded to, earned by or paid to any of the named executive officers or directors in any of the covered fiscal years.

22

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
As noted in Note 13 to the financial statements, the Company has restated its financial statements for the year ended December 31, 2006 to reverse the expensing of common stock issued as a guarantee of debt in the amount of $66,250, and restated the financial stRatements for the year ended December 31, 2005 to reflect a loss on debt conversion of $38,462, for the year ended December 31, 2005, previously unrecorded. These adjustments reflect corrections of errors.
/s/ Michael Pollack CPA
Cherry Hill, New Jersey
February 16, 2007, except for Note 13, which is dated May 24, 2007

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

RESTATED
2006
ASSETS
CURRENT ASSETS
Cash	$79,554
Accounts receivable, net	50,000
Prepaid expenses and other current assets	7,505

Total current assets	137,059

Fixed assets, net of depreciation	29,198

Other Asset
Computer software development costs, net of amortization	371,439

Total other asset	371,439

TOTAL ASSETS	$537,696

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$129,394
Derivative liability	1,031,703
Current portion of notes payable	16,900

Total current liabilities	1,177,997

Long-term Liabilities
Notes payable, net of current portion	366,028

TOTAL LIABILITIES	1,544,025

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and no shares issued and outstanding	—
Common stock, par value $0.0001 per share, 75,000,000 shares authorized and 9,129,392 shares issued and outstanding	913
Additional paid-in capital	1,846,575
Retained earnings (defict)	(2,853,817)

Total stockholders’ equity (deficit)	(1,006,329)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$537,696

The accompanying notes are an integral part of these consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
	(Restated)	(Restated)
REVENUE	$199,991	$225,275

COST OF REVENUES
Direct labor and other finges	104,782	31,897
Amortization of computer software development costs	177,003	177,003

Total costs of revenues	281,785	208,900

GROSS PROFIT	(81,794)	16,375

OPERATING EXPENSES
Indirect and overhead labor and fringes	460,261	108,368
Professional fees	365,532	102,630
Advertising and marketing	58,585	127,652
Travel related costs	23,282	31,141
Rent	104,181	97,734
General and administrative	62,860	44,204
Depreciation	15,290	14,770

Total operating expenses	1,089,991	526,499

NET LOSS FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES	(1,171,785)	(510,124)

OTHER EXPENSE
Loss on debt conversion	—	38,462
Loss on fair value of derivative liability	484,616	—
Interest expense, net of interest income (including $529,423 and $0 in shares issued for debt)	554,757	16,196

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(2,211,158)	(564,782)

Provision for income taxes	—	—

NET (LOSS) APPLICABLE TO SHARES	$(2,211,158)	$(564,782)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.75)	$(0.11)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,942,269	5,350,000

The accompanying notes are an integral part of these consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (RESTATED)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

					Additional	Retained
	Preferred Stock		Common Stock		Paid-In	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance — December 31, 2004	—	$—	2,538	$2,538	$102,957	$(77,877)	$27,618
Issuance of shares to founders for services rendered	—	—	114	114	191	—	305
Issuance of shares for conversion of notes payable	—	—	72	72	249,928	—	250,000
Issuance of shares for cash	—	—	19	19	74,981	—	75,000
Contribution of capital by shareholder	—	—	—	—	56,851	—	56,851
Net loss for the year, as previously reported	—	—	—	—	—	(526,320)	(526,320)
Prior period adjustment	—	—	—	—	38,462	(38,462)	—

Net loss for the year, as restated	—	—	—	—	38,462	(564,782)	(526,320)

Balance — December 31, 2005, as restated	—	—	2,743	2,743	523,370	(642,659)	(116,546)
Issuance of shares for cash	—	—	5	5	19,995	—	20,000
Issuance of shares for conversion of accounts payable	—	—	10	10	40,238	—	40,248
Issuance of shares for consulting fees	—	—	63	63	251,937	—	252,000
Issuance of shares for guarantee of promissory notes	—	—	132	132	529,291	—	529,423
Contribution of capital by shareholder	—	—	—	—	6,029	—	6,029
To reflect share issuance in reverse merger, net of the 2,953 shares cancelled)	—	—	6,797,047	(2,273)	5,832	—	3,559
Issuance of shares in the private placement, net of $147,493 of closing costs, and $547,087 applied to derivative liability for the proceeds of the warrants	—	—	2,329,392	233	469,883	—	470,116
Net loss for the year, as previously reported	—	—	—	—	—	(2,277,408)	(2,277,408)
Prior period adjustment	—	—	—	—	—	66,250	66,250

Net loss for the year, as restated	—	—	—	—	—	(2,211,158)	(2,211,158)

Balance — December 31, 2006, as restated	—	$—	9,129,392	$913	$1,846,575	$(2,853,817)	$(1,006,329)

The accompanying notes are an integral part of these consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,211,158)	$(564,782)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Stock issued for services — pre-merger	252,000	305
Stock issued for guarantee of debt — pre-merger	529,423	—
Cash received in merger with Black Nickel	3,559	—
Loss on fair value of derivative liability	484,616	—
Loss on debt conversion	—	38,462
Amortization of computer software development costs	177,003	177,003
Depreciation	15,290	14,770

Change in assets and liabilities
(Increase) decrease in accounts receivable	(25,002)	48,305
Decrease in prepaid expenses and other current assets	8,442	26,158
Increase (decrease) in accounts payable and accrued expenses	(22,049)	157,270

Total adjustments	1,423,282	462,273

Net cash (used in) operating activities	(787,876)	(102,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,423)	—
Computer software development costs	(34,896)	(24,905)

Net cash (used in) investing activities	(43,319)	(24,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in cash overdraft	(12,071)	(18,647)
Issuance of stock for cash pre-merger	20,000	75,000
Contributions of capital pre-merger	6,029	56,851
Issuance of stock and warrants in private placement, net of closing costs of $147,493	1,017,203	—
Borrowings of promissory notes	350,000	—
(Repayment) of promissory notes	(350,000)	—
(Repayment) of notes payable	(75,412)	(10,790)
Borrowings (repayment) of note payable — related partry	(45,000)	25,000

Net cash provided by financing activities	910,749	127,414

NET INCREASE IN CASH AND CASH EQUIVALENTS	79,554	—

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS — END OF PERIOD	$79,554	$—

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the year for interest	$27,596	$6,791

SUPPLEMENTAL INFORMATION ON NONCASH ACTIVITY
Conversion of notes payable to accounts payable	$57,537	$288,462

Conversion of accounts payable to stock — pre-merger	$40,248	$250,000

Stock issued for services — pre-merger	$252,000	$305

Stock issued for guaranty of debt — post-merger	$529,423	$—

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

Going Concern

As shown in the accompanying financial statements the Company has incurred a loss of $2,211,158 and $564,782 for the years ended December 31, 2006 and 2005, respectively, and has a working capital deficiency of $1,040,938 as of December 31, 2006. The principal reasons for the recurring losses is due to the Company’s changed focus on developing its products for the commercial markets as it transitions away from the less profitable government services market, as well as the fair value adjustment in the Company’s derivative liability. The Company expects the negative cash flow from operations to continue its trend through the next twelve months. These factors raise significant doubt about the ability of the Company to continue as a going concern.

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

Revenue Recognition (Continued)

Fixed-Price Contracts

Revenue from firm-fixed-price contracts is recognized upon achievement of the milestones contained in the contracts in accordance with the provisions of Staff Accounting Bulletin 104. Revenue is not recognized until collectibility is assured, which does not take place until completion of the particular milestone. Costs are recognized as services are performed.

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

Research and Development

Research and development costs are expensed as incurred. In addition, research and development costs of $49,366 and $12,642 have been included in indirect labor for the years ended December 31, 2006 and 2005, respectively.

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

On January 1, 2006, the Company adopted the provisions of FAS No. 123R “Share-Based Payment” (“FAS 123R”) which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, the Company measured compensation expense for all of its share-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Company has provided pro forma disclosure amounts in accordance with FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“FAS 148”), as if the fair value method defined by FAS No. 123, “Accounting for Stock Based Compensation” (“FAS 123”) had been applied to its stock-based compensation.

The Company has elected to use the modified—prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

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

There were no options or warrants to purchase shares of common stock at December 31, 2005, and the Class A and Class B (2,329,392 each) were issued in October 2006 in the private placement however were not included as they would be considered anti-dilutive as the Company had a loss for this period.

The following is a reconciliation of the computation for basic and diluted EPS:

	Years Ended
	December 31,	December 31,
	2006	2005
Net (loss)	$(2,211,158)	$(564,782)

Weighted-average common shares outstanding :
Basic	2,942,269	5,350,000
Effect of dilutive securities- warrants	—	—
	2006	2005
Diluted	2,942,269	5,350,000
	2006	2005

Basic net (loss) per share	$(0.75)	$(0.11)
	2006	2005

Diluted net (loss) per share	$(0.75)	$(0.11)
	2006	2005

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

In December 2006, the FASB Staff issued FSP EITF — 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”). EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company believes that EITF 00-19-2 will have an impact on their consolidated financial statements as it relates to the Class A and Class B warrants entered into in connection with their private placement. The Company does not believe that their derivative liability will be classified as anything other than current. Management will continue to monitor the financial instruments to determine classification.

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

Promissory Notes (Continued)

In accordance with the Promissory Notes, the Company and the lenders agreed that upon the reverse merger with Black Nickel, the Company would file a registration statement with the Securities and Exchange Commission on Form SB-2. The Company agreed to deadlines in the actual filing of the Form SB-2 as well as the effectiveness of the Form SB-2. Should the Company fail to meet the requirements as set forth in the Promissory Notes, they would be subject to a 1% penalty per month for every month they fail to secure an effective registration. This clause does not state whether the penalty would be paid in the form of cash or stock of the Company. Should the penalty include an open-ended cash settlement, the registration rights clause may be considered a derivative as defined in Emerging Issues Task Force (EITF) 00-19, “Accounting for Derivative Financial Instruments to, and Potentially Settled in, a Company’s Own Stock.” the company as of December 31, 2006 has filed a registration statement with the Securities and Exchange Commission on Form SB-2, and is in process of answering comments on this submission. There have been no amounts accrued on liquidated damages that are contained in the Registration Rights Agreement as the Company is in compliance with the filing. The parties have agreed to have the fee paid by the issuance of common stock. Accrual of such amount will occur commencing April 23, 2007.

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

On October 24, 2006, Black Nickel Acquisition Corp. I merged with the Company. At the closing of the merger and related private placement, the following occurred:

a) The Company issued 250,000 shares of common stock for the providing of the bridge promissory notes to InferX in May 2006. The value of these shares was $529,423 based on the fair value of the Company’s stock when issued. The 250,000 shares represent the conversion of the 132 shares issued pre-merger between the companies;

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

Warrants

The Company in the private placement granted 2,329,392 Class A and 2,329,392 Class B warrants. The following is a breakdown of the warrants:

	Exercise	Date
Warrants	Price	Issued	Term
2,329,392	$0.50	10/24/2006	5 years
2,329,392	$0.625	10/24/2006	5 years

4,658,784

The Class A Warrants and Class B Warrants were valued utilizing the Black – Scholes method as follows:

	Class A	Class B
Stock Price	$.50	$.50
Strike Price	$.50	$.62
Expected Life of Warrant	5 yrs.	5 yrs.
Annualized Volatility	50%	50%
Discount Rate	3.50%	3.50%
Annual Rate of Quarterly Dividends	None	None
Call Option Value	$.237	$.206

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

The Company has restated its financial statements for the year ended December 31, 2006 to reverse the expense for common stock issued for debt guarantee that was incorrectly recognized in the previously issued financial statements. These shares represented a conversion of previously recognized shares that were already valued by the Company. The reversal was in the amount of $66,250. The entry reduced additional paid in capital and reduced the expense.

The revised loss for the year ended December 31, 2006 decreased from $2,277,408 to $2,211,158; the accumulated deficit at December 31, 2006 decreased from $2,920,067 to $2,853,817; and the weighted average loss per share for the year ended December 31, 2006 decreased from ($0.78) per share to ($0.75) per share.

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

InferX Corporation

Date: June 13, 2007	By:	/s/ B.K. Gogia

B.K. Gogia
President and Chief Executive Officer
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 13, 2007	By:	/s/ B.K. Gogia

B.K. Gogia
President, Chief Executive Officer and
Director
(Principal Executive Officer)

Date: June 13, 2007	By:	/s/ Scott B. Parliament

Scott B. Parliament
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: June 13, 2007	By:	/s/ Jerzy W. Bala

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