Form 10QSB/A
period 2007-03-31
INFERX CORP
filed 2007-06-13
CIK 1329548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A
Amendment No. 1
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
As noted in Note 13 to the financial statements, the Company has restated its financial statements for the year ended December 31, 2006 to reverse the expensing of common stock issued as a guarantee of debt in the amount of $66,250. This restatement decreased the accumulated deficit at March 31, 2007 to $2,777,772. This adjustment reflects a correction of an error.
/s/Michael Pollack CPA
Cherry Hill, New Jersey
May 7, 2007, except for Note 13, which is dated May 24, 2007

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
MARCH 31, 2007

RESTATED
ASSETS

CURRENT ASSETS
Cash	$2,065
Prepaid expenses and other current assets	7,505

Total current assets	9,570

Fixed assets, net of depreciation	40,723

Other Asset
Computer software development costs, net of amortization	362,211

Total other asset	362,211

TOTAL ASSETS	$412,504

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$318,507
Derivative liability	645,549
Current portion of notes payable	16,980

Total current liabilities	981,036

Long-term Liabilities
Notes payable, net of current portion	361,752

TOTAL LIABILITIES	1,342,788

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and no shares issued and outstanding	—
Common stock, par value $0.0001 per share, 75,000,000 shares authorized and 9,129,392 issued and outstanding	913
Additional paid-in capital	1,846,575
Retained earnings (defict)	(2,777,772)

Total stockholders’ equity (deficit)	(930,284)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$412,504

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

There were no options or warrants to purchase shares of common stock at March 31, 2006, and the Class A and Class B (2,329,392 each) were issued in October 2006 in the private placement however were not included as they would be considered anti-dilutive as the Company had a loss for this period.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

	Three Months Ended
	March 31,	March 31,
	2007	2006

Net (loss)	$(310,119)	$(242,736)

Weighted-average common shares outstanding :
Basic	9,129,392	5,350,000
Effect of dilutive securities- warrants	—	—

Diluted	9,129,392	5,350,000

Basic net (loss) per share	$(0.03)	$(0.05)

Diluted net (loss) per share	$(0.03)	$(0.05)

Research and Development

Research and development costs are expensed as incurred. In addition, research and development costs of $2,121 and $-0- have been included in indirect labor for the three months ended March 31, 2007 and 2006, respectively.

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

Recent Issued Accounting Standards (Continued)

In December 2006, the FASB Staff issued FSP EITF – 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”). EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company believes that EITF 00-19-2 will have an impact on their consolidated financial statements as it relates to the Class A and Class B warrants entered into in connection with their private placement. The Company does not believe that their derivative liability will be classified as anything other than current. Management will continue to monitor the financial instruments to determine classification.

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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 5-	NOTES PAYABLE (CONTINUED)

SBA Loan (Continued)

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

Registration Rights Agreement

Pursuant to the Registration Rights Agreement, commencing April 23, 2007, the Company is required to accrue a 1% fee should the registration statement fail to be effective. The 1% fee has agreed by the parties to be paid in the form of common stock of the Company. The fee relates to both the 250,000 shares issued to the former promissory note holders as well as the shares issued in the private placement. No amounts have been accrued as of March 31, 2007.

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

The restatement decreased the accumulated deficit from $2,844,022 to $2,777,772 at March 31, 2007. The restatement had no effect on operations for the three months ended March 31, 2007 and 2006, respectively.

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
      In December 2006, the FASB Staff issued FSP EITF – 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”). EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We believe that EITF 00-19-2 will have an impact on our consolidated financial statements as it relates to the Class A and Class B warrants entered into in connection with our 2006 private placement. We do not believe that our derivative liability will be classified as anything other than current. We will continue to monitor the financial instruments to determine classification.
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

Dated: June 13, 2007	InferX Corporation

	By:	/s/ B.K. Gogia B.K. Gogia
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