Form 10KSB/A
period 2006-12-31
INFERX CORP
filed 2007-08-03
CIK 1329548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A
Amendment No. 2

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______
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

Common stock, $.0001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

-i-

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

-ii-

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

For example, in national and homeland security applications, InferAgent could identify terrorism risks in the international supply chain - this is our cargo security application. InferAgent can analyze order data maintained by importers, customer order history and other data maintained by manufacturers, shipping manifests maintained by shipping companies, customer information maintained by freight forwarders. By analyzing these disparate databases using our technology, InferAgent can detect anomalies and other predictors of increased risk that would help port operators identify incoming shipments that should be subjected to increased scrutiny.

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

InferClusterTM

Clustering refers to the partitioning of data into groups such that data within the same group are more similar to each other than data in different groups. Clustering makes it easier to recognize outliers and other anomalies in the data. We believe that this has become an increasingly essential data analysis task. InferCluster automatically identifies similarities and performs this clustering without the need for user intervention. For example, in the financial services industry, clustering could group wire transfers according to various characteristics - amount, country of origin, date - and by revealing anomalous transactions, lead to the identification of money laundering activity.

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

On January 1, 2006, we adopted the provisions of FAS No. 123R “Share-Based Payment” (“FAS 123R”) which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, we measured compensation expense for all of our share-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. We have provided pro forma disclosure amounts in accordance with FAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (“FAS 148”), as if the fair value method defined by FAS No. 123, “Accounting for Stock Based Compensation” (“FAS 123”) had been applied to our stock-based compensation.

We have elected to use the modified-prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. We recognize these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. We consider voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

Concentrations

We have derived all of our revenue from agencies of the United States Government. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of accounts receivable. To date, accounts receivable have been derived from contracts with agencies of the federal government. Accounts receivable are generally due within 30 days and no collateral is required.

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

Direct costs for the year ended December 31, 2006 were approximately $282,000 compared to approximately $209,000 for the same period in 2005, an increase of approximately $73,000 or 35%. Direct costs before capitalization of labor costs were approximately $317,000 in 2006 and $233,000 in 2005, representing capitalized labor of approximately $35,000 and $24,000 in 2006 and 2005, respectively. This increase in direct costs in 2006 compared to 2005 of approximately $84,000 or 36% resulted primarily from an increase in subcontract labor of approximately $50,000 in 2006 and reductions in salary accepted by key direct employees in 2005 of approximately $35,000 when compared to 2006. Accordingly, our gross margin declined in the year ended December 31, 2006 to (41%) from 7% for the same period in 2005.

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

In October 2006, we completed a private placement in which the investors paid $.50 per share of common stock, and also received one five-year warrant with an exercise price of $.50 and one five-year warrant with an exercise price of $.62. We sold 2,329,392 units in the private placement (including $362,196 in cancellation of indebtedness and accrued interest under outstanding bridge loans), resulting in gross cash proceeds of approximately $802,500. In April 2007, we and holders of our Class A warrants agreed to reduce the exercise price of 80% of the Class A warrants to $.25 per share for a period of two weeks. We received approximately $407,000 from the exercise of 1,629,513 warrants.

We have entered in to employment contracts that range in length from three to five years with five employees. The contracts call for total annual compensation in the amount of $670,000.

We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses, which we cannot give any assurance we will be able to accomplish. We are currently expending approximately $125,000 per month to support our operations, and under our projected growth plan, we would be expending approximately $250,000 per month by the end of fiscal 2007. Along with revenues from our existing contracts, we believe our existing capital is sufficient to fund our operations only through the third quarter of 2007. If we are unable to generate increased revenue, it will be necessary for us to significantly reduce expenses or raise additional capital to stay in business. In addition to the warrant exercise above, we estimate that we will require approximately $500,000 in additional capital to sustain our operations at their current level through fiscal 2007 and that we will require as much as $3,000,000 in additional revenues or $1,500,000 in additional funding to achieve our projected growth plan.

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

Name and Position	Age	Director Since
B.K. Gogia President, Chief Executive Officer and Chairman of the Board of Directors	55	2006

Dr. Jerzy W. Bala Chief Technical Officer and a Director	47	2006

Scott B. Parliament Chief Financial Officer, Vice President of Business Development and Marketing and a Director	49	2006

Jesus Mena Chief Strategy Officer	60	-

Management Biographies

B.K. Gogia - Mr. Gogia has been President, Chief Executive Officer and a director of InferX since our acquisition of InferX Virginia in October 2006. Mr. Gogia was the founder of and had been President, CEO and Director of InferX Virginia since its inception in 1992. Prior to the formation of InferX Virginia, Mr. Gogia was Technical Director/Software Manager with Science Applications International Corporation (SAIC), and held senior technical positions with L3 Corporation and Lockheed Martin Corporation. Mr. Gogia began his career as a systems engineer and software developer with Data General Corporation in the field of compilers and operating systems.

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

Jerzy W. Bala, Ph.D. - Dr. Jerzy Bala has been Chief Technical Officer and a director of InferX since our acquisition of InferX Virginia in October 2006. Dr. Bala had been employed by InferX Virginia since 1994 as Chief Scientist and was appointed Chief Technical Officer of InferX Virginia in May 2006 and a director in September 2006. Dr. Bala defines short and long term technology directions for the products, business cases for new markets, oversees research and development of future products and existing products, and manages intellectual property for InferX.

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

From September 1998 to May 2000, Dr. Bala served as Visiting Research Professor with the School of Information Technology, George Mason University, and was the recipient of a Fellowship in Computational Science and Engineering - National Science Foundation New Technologies Program in the Division of Advanced Scientific Computing.

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

Scott B. Parliament - Mr. Parliament has been Chief Financial Officer and a director of InferX since our acquisition of InferX Virginia in October 2006 and is now serving as Vice President of Business Development and Marketing as well. Mr. Parliament had been Chief Financial Officer of InferX Virginia since April 2005 and a director since September 2006. From April 2003 to December 2004, he was Chief Financial Officer of Securit-e-doc, Inc., a security and communications software company. From 2000 to April 2003, he was a Principal of KAM Strategic Advisors, a financial and management consulting firm. Mr. Parliament was also Chief Financial Officer for BioShield Technologies, Inc. (NASDAQ: BSTI) in 2000. Mr. Parliament’s experience in business development and marketing includes serving as head of marketing at Securit-e-doc, Inc. and Head of Retail Partnerships (business development) for Consumer Financial Network, a wholly owned subsidiary of IXL (NASDAQ: IIXL), from 1999 to 2000, and Chief Operating Officer, Director and Chief Financial Executive for Innovo Group, Inc. (NASDAQ: INNO) from 1996 to 1998. He is a CPA and spent ten years from 1980 to 1989 with BDO Seidman, one of the major international accounting firms where he specialized in business development and marketing focused on small market business expansion. Mr. Parliament has a BS in Accountancy from Ferris State University.

Jesus Mena - Mr. Mena has been the Chief Strategy Officer of InferX since our acquisition of InferX Virginia in October 2006 and had been the Chief Strategy Office of InferX Virginia since August 2006. From November 2005 to August 2006 he was a data mining consultant to the Department of Homeland Security, Office of Inspector General, where he was the technical lead consultant on the first department wide audit of all data mining and advanced analytical systems. He held the same positions with the Sandia National Laboratories from April 2003 to November 2004, the National Counterterrorist Center from May to July 2004, and the General Accountability Office in April to June 2004. Mr. Mena is a world renowned expert in analytics and data mining, and has published several books, including Homeland Security Techniques and Technologies (2005), Investigative Data Mining for Security and Criminal Detection (2003), Web Mining for Profit (2002), and Data Mining Your Website (2001). From April 2000 to February 2002, Mr. Mena was the CEO of WebMiner, Inc., a company in the business of Internet marketing. Prior to this Mr. Mena spent approximately twenty years with the Internal Revenue Service where he was the lead data miner and artificial intelligence specialist. Mr. Mena has a BA in Communications from the University of Texas, El Paso.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)		Total ($)
B.K. Gogia	2006	$82,500	-	-	-	-	-	$23,100	(1)	$105,600
President and Chief	2005	$24,311	-	-	-	-	-	$23,254	(1)	$47,565
Executive Officer (PEO)	2004	$55,370	-	-	-	-	-	$25,166	(1)	$80,536

(1)
Consists of an automobile allowance in the amounts of $9,073, $8,998 and $8,998, and life insurance premiums for which we are not the beneficiary in the amounts of $14,027, $14,256 and $16,168, for the years ended December 31, 2006, 2005 and 2004, respectively.

In May 2006, we entered into employment agreements with our four executive officers: B.K. Gogia, Dr. Jerzy W. Bala, Scott B. Parliament and Jesus Mena. The employment agreements with Dr. Bala, Mr. Parliament and Mr. Mena each have a term of three years, and Mr. Gogia’s agreement has a term of five years. Each of these employment agreements are terminable by the company during the term with or without cause. The employment agreements are terminable by the executives for “good reason”, including a material breach of the employment agreement not cured within 15 days. Upon termination for “good reason” by the executive or by the company without cause, Mr. Parliament and Mr. Mena would receive a six month severance payment, Dr. Bala’s severance payment would be for nine months and Mr. Gogia’s severance payment would be the greater of two years or the remaining term of his employment agreement. For the fiscal year ended December 31, 2006, the annualized salaries under their employment agreements were $180,000 for Mr. Gogia, $150,000 for Mr. Parliament, $140,000 for Dr. Bala and $100,000 for Mr. Mena, although the amounts actually paid to each of them was less than these amounts due to agreed upon salary reductions and the fact that salaries were lower prior to entering into new employment agreements in May 2006. In addition, under their employment agreements each of the employees is eligible for a bonus upon achieving objectives determined by management for each executive for achieving certain performance targets. For the fiscal year ended December 31, 2006, each executive agreed that no performance targets would be set and no bonuses would be paid.

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

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares Owned
B.K. Gogia	4,239,579 (1)	46.9%

Jerzy W. Bala	496,524	5.4%

Scott B. Parliament	181,109 (2)	2.0%

Jesus Mena	-	-

Robert B. Prag 2455 El Amigo Road Del Mar, CA 92014	746,166 (3)	8.0%

John Lemak Sandor Capital Master Fund, L.P. 2828 Routh Street, Suite 500 Dallas, TX 75201	944,704 (4)	9.9%

Lacuna Venture Fund LLLP c/o Lacuna Ventures 1100 Spruce Street, Suite 202 Boulder, CO 80302	913,361(5)	9.9%

All directors and executive officers as a group (4 persons)	4,917,212	53.9%

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

All Other Fees

None.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Audited Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet as of December 31, 2006
Consolidated Statements of Operations for the years ended December 31, 2006 and 2005
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005
Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
InferX Corporation
(Formerly Black Nickel Acquisition Corp. I)

I have audited the accompanying consolidated balance sheet of InferX Corporation (formerly Black Nickel Acquisition Corp. I) (the "Company") as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

As noted in Note 13 to the financial statements, the Company has restated its financial statements for the year ended December 31, 2006 to reverse the expensing of common stock issued as a guarantee of debt in the amount of $66,250, and restated the financial statements for the year ended December 31, 2005 to reflect a loss on debt conversion of $38,462, for the year ended December 31, 2005, previously unrecorded. In addition, the Company removed the unearned revenue and unbilled receivables of equal value. These adjustments reflect corrections of errors.

/s/Michael Pollack CPA

Cherry Hill, New Jersey
February 16, 2007, except for Note 13, which is dated May 24, 2007

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS
	RESTATED
	2006	2005
CURRENT ASSETS		(Restated)
Cash	$79,554	$-
Accounts receivable, net	50,000	24,998
Prepaid expenses and other current assets	7,505	15,947
Total current assets	137,059	40,945

Fixed assets, net of depreciation	29,198	36,065

Other Asset
Computer software development costs, net of amortization	371,439	513,546
Total other asset	371,439	513,546

TOTAL ASSETS	$537,696	$590,556

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Cash overdraft	$-	$12,071
Accounts payable and accrued expenses	$129,394	249,228
Derivative liability	1,031,703	-
Current portion of notes payable	16,900	15,292
Current portion of notes payable - related party	-	45,000
Total current liabilities	1,177,997	321,591

Long-term Liabilities
Notes payable, net of current portion	366,028	385,511

TOTAL LIABILITIES	1,544,025	707,102

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and
no shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, 75,000,000 shares authorized and
9,129,392 shares issued and outstanding	913	-
Common stock of InferX - pre-merger	-	2,743
Additional paid-in capital	1,846,575	523,370
Retained earnings (defict)	(2,853,817)	(642,659)
Total stockholders' equity (deficit)	(1,006,329)	(116,546)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$537,696	$590,556

The accompanying notes are an integral part of these consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
	(Restated)	(Restated)
REVENUE	$199,991	$225,275

COST OF REVENUES
Direct labor and other finges	104,782	31,897
Amortization of computer software development costs	177,003	177,003
Total costs of revenues	281,785	208,900

GROSS PROFIT	(81,794)	16,375

OPERATING EXPENSES
Indirect and overhead labor and fringes	460,261	108,368
Professional fees	365,532	102,630
Advertising and marketing	58,585	127,652
Travel related costs	23,282	31,141
Rent	104,181	97,734
General and administrative	62,860	44,204
Depreciation	15,290	14,770
Total operating expenses	1,089,991	526,499

NET LOSS FROM OPERATIONS BEFORE OTHER EXPENSE AND
PROVISION FOR INCOME TAXES	(1,171,785)	(510,124)

OTHER EXPENSE
Loss on debt conversion	-	38,462
Loss on fair value of derivative liability	484,616	-
Interest expense, net of interest income (including $529,423 and $0 in shares issued for debt)	554,757	16,196

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(2,211,158)	(564,782)

Provision for income taxes	-	-

NET (LOSS) APPLICABLE TO SHARES	$(2,211,158)	$(564,782)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.75)	$(0.11)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	2,942,269	5,350,000

The accompanying notes are an integral part of these consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (RESTATED)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

					Additional	Retained
	Preferred Stock		Common Stock		Paid-In	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance - January 1, 2004	2,538	$2,538			$102,957	$23,363	$128,858
Net loss for the year	-	-			-	(101,240)	(101,240)
Balance - December 31, 2004	-	$-	2,538	$2,538	$102,957	$(77,877)	$27,618

Issuance of shares to founders
for services rendered	-	-	114	114	191	-	305

Issuance of shares for cash	-	-	19	19	74,981	-	75,000

Issuance of shares for conversion of notes payable	-	-	72	72	249,928	-	250,000

Contribution of capital by shareholder	-	-	-	-	56,851	-	56,851

Net loss for the year, as previously reported	-	-	-	-	-	(526,320)	(526,320)

Prior period adjustment	-	-	-	-	38,462	(38,462)	-

Net loss for the year, as restated	-	-	-	-	38,462	(564,782)	(526,320)

Balance - December 31, 2005, as restated	-	-	2,743	2,743	523,370	(642,659)	(116,546)

Issuance of shares for cash	-	-	5	5	19,995	-	20,000

Issuance of shares for conversion of accounts payable	-	-	10	10	40,238	-	40,248

Issuance of shares for consulting fees	-	-	63	63	251,937	-	252,000

Issuance of shares for guarantee of promissory notes	-	-	132	132	529,291	-	529,423

Contribution of capital by shareholder	-	-	-	-	6,029	-	6,029

To reflect share issuance in reverse merger, net of the
2,953 shares cancelled)	-	-	6,797,047	(2,273)	5,832	-	3,559

Issuance of shares in the private placement, net of
$147,493 of closing costs, and $547,087 applied
to derivative liability for the proceeds of the warrants	-	-	2,329,392	233	469,883	-	470,116

Net loss for the year, as previously reported	-	-	-	-	-	(2,277,408)	(2,277,408)

Prior period adjustment	-	-	-	-	-	66,250	66,250

Net loss for the year, as restated	-	-	-	-	-	(2,211,158)	(2,211,158)

Balance - December 31, 2006, as restated	-	$-	9,129,392	$913	$1,846,575	$(2,853,817)	$(1,006,329)

The accompanying notes are an integral part of these consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:	(Restated)	(Restated)
Net (loss)	$(2,211,158)	$(564,782)

Adjustments to reconcile net (loss)
to net cash used in operating activities:

Stock issued for services	-	-
Stock issued for services - pre-merger	252,000	305
Stock issued for guarantee of debt - pre-merger	529,423	-
Cash received in merger with Black Nickel	3,559	-
Loss on fair value of derivative liability	484,616	-
Loss on debt conversion	-	38,462
Amortization of computer software development costs	177,003	177,003
Depreciation	15,290	14,770

Change in assets and liabilities
(Increase) decrease in accounts receivable	(25,002)	48,305
Decrease in prepaid expenses and other current assets	8,442	26,158
Increase (decrease) in accounts payable and accrued expenses	(22,049)	157,270
Total adjustments	1,423,282	462,273
Net cash (used in) operating activities	(787,876)	(102,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,423)	-
Computer software development costs	(34,896)	(24,905)
Net cash (used in) investing activities	(43,319)	(24,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in cash overdraft	(12,071)	(18,647)
Issuance of stock for cash pre-merger	20,000	75,000
Contributions of capital pre-merger	6,029	56,851
Issuance of stock and warrants in private placement, net of closing costs of $147,493	1,017,203	-
Borrowings of promissory notes	350,000	-
(Repayment) of promissory notes	(350,000)	-
(Repayment) of notes payable	(75,412)	(10,790)
Borrowings (repayment) of note payable - related partry	(45,000)	25,000
Net cash provided by financing activities	910,749	127,414

NET INCREASE IN CASH AND CASH EQUIVALENTS	79,554	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$79,554	$-

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the year for interest	$27,596	$6,791

SUPPLEMENTAL INFORMATION ON NONCASH ACTIVITY
Conversion of notes payable to accounts payable	$57,537	$288,462
Conversion of accounts payable to stock - pre-merger	$40,248	$250,000
Stock issued for services - pre-merger	$252,000	$305
Stock issued for guaranty of debt - post-merger	$529,423	$-

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

Research and Development

Research and development costs are expensed as incurred. In addition, research and development costs of $49,366 and $12,642 have been included in indirect labor and $104,782 and $31,897 has been included in direct costs for the years ended December 31, 2006 and 2005, respectively.

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

On January 1, 2006, the Company adopted the provisions of FAS No. 123R “Share-Based Payment” (“FAS 123R”) which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, the Company measured compensation expense for all of its share-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Company has provided pro forma disclosure amounts in accordance with FAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (“FAS 148”), as if the fair value method defined by FAS No. 123, “Accounting for Stock Based Compensation” (“FAS 123”) had been applied to its stock-based compensation.

The Company has elected to use the modified-prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

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

December 31,
2005

Net (loss), as reported	$(564,782)
Add: Stock-based employee compensation expense
included in reported net (loss), net of related
tax effects	-
Less: Total stock-based employee
compensation expense determined
under fair value-based method for all
awards, net of related tax effects	-

Pro forma net (loss)	$(564,782)

Basic and diluted (loss) per share:
As reported	$(0.11)

Pro forma	$(0.11)

Concentrations

The Company has derived all of its revenue from one customer.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. To date, accounts receivable have been derived from contracts with agencies of the federal government. Accounts receivable are generally due within 30 days and no collateral is required.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	Years Ended
	December 31,	December 31,
	2006	2005

Net (loss)	$(2,211,158)	$(564,782)

Weighted-average common shares outstanding :
Basic	2,942,269	5,350,000
Effect of dilutive securities- warrants	-	-
Diluted	2,942,269	5,350,000

Basic net (loss) per share	$(0.75)	$(0.11)

Diluted net (loss) per share	$(0.75)	$(0.11)

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

In December 2006, the FASB Staff issued FSP EITF - 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”). EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company believes that EITF 00-19-2 will have an impact on their consolidated financial statements as it relates to the Class A and Class B warrants entered into in connection with their private placement. Accordingly, in accordance with the provisions of EITF 00-19-02, effective January 1, 2007 the derivative liability as it relates to the Class A and Class B Warrants was reclassified to equity. The adjustment resulted in a decrease in the derivative liability of $1,031,703 and a corresponding increase in Additional paid-in capital.

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

Promissory Notes (Continued)

In accordance with the Promissory Notes, the Company and the lenders agreed that upon the reverse merger with Black Nickel, the Company would file a registration statement with the Securities and Exchange Commission on Form SB-2. The Company agreed to deadlines in the actual filing of the Form SB-2 as well as the effectiveness of the Form SB-2. Should the Company fail to meet the requirements as set forth in the Promissory Notes, they would be subject to a 1% penalty per month for every month they fail to secure an effective registration. This clause does not state whether the penalty would be paid in the form of cash or stock of the Company. Should the penalty include an open-ended cash settlement, the registration rights clause may be considered a derivative as defined in Emerging Issues Task Force (EITF) 00-19, “Accounting for Derivative Financial Instruments to, and Potentially Settled in, a Company’s Own Stock.” the Company as of December 31, 2006 has filed a registration statement with the Securities and Exchange Commission on Form SB-2, and is in process of answering comments on this submission. There have been no amounts accrued on liquidated damages that are contained in the Registration Rights Agreement as the Company is in compliance with the filing as of the balance sheet date, December 31, 2006. However, subsequent to this date, the Company failed to meet the deadline and secure an effective registration statement, and is subject to penalties. The parties have agreed to have the fee paid by the issuance of common stock. The Company will begin to incur penalties under the Registration Rights Agreement commencing April 23, 2007.

As of December 31, 2006, the repayment schedule of the Notes Payable for the next five years and in the aggregate are:

2007	$16,900
2008	15,724
2009	8,559
2010	8,909
2011	9,271
Thereafter	323,565
382,928
Less: current portion	(16,900)

Long-term portion	$366,028

NOTE 6-	NOTE PAYABLE - RELATED PARTIES

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
4,658,784

The Class A Warrants and Class B Warrants were valued utilizing the Black - Scholes method as follows:

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

$-

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

The Company has restated its financial statements for the year ended December 31, 2005 to recognize an additional $38,462 as a loss on conversion of debt to equity due to the conversion price being $1.30 versus $1.50, the value the Company received in cash. The corresponding entry increased additional paid in capital by this same amount. The $1.50 price and the loss on extinguishment of debt was calculated based on the estimated fair value of the Company’s common stock at December 31, 2005 as determined by recent sales of the Company’s common stock for cash to unrelated third parties. The entry reduced additional paid in capital and reduced the expense. In addition, the Company removed the unearned revenue and unbilled receivables of equal value due to the correction of an error in the accounting treatment for their government contracts.

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

InferX Corporation

Date: August 2, 2007	By:	/s/ B.K. Gogia
B.K. Gogia
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 2, 2007	By:	/s/ B.K. Gogia
B.K. Gogia
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 2, 2007	By:	/s/ Scott B. Parliament
Scott B. Parliament
Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Date: August 2, 2007	By:	/s/ Jerzy W. Bala
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