Form 10QSB/A
period 2007-03-31
INFERX CORP
filed 2007-08-03
CIK 1329548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 2

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

InferX Corporation
Quarterly Report on Form 10-QSB
for the Quarterly Period Ended
March 31, 2007

- INDEX -

Page

PART I- FINANCIAL INFORMATION:

Item 1. Financial Statements:

Report of Independent Registered Public Accounting Firm	1

Condensed Consolidated Balance Sheet as of March 31, 2007 (Unaudited)	3

Condensed Consolidated Statements of Operations for the three months ended
March 31, 2007 and 2006 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended
March 31, 2007 and 2006 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	26

Item 3. Controls and Procedures	31

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	32

Item 6. Exhibits	32

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Reviewed Financial Statements:

Report of Independent Registered Public Accounting Firm	1-2

Condensed Consolidated Balance Sheet as of March 31, 2007 (Unaudited)	3

Condensed Consolidated Statements of Operations for the three months ended
March 31, 2007 and 2006 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended
March 31, 2007 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6-26

2

Report of Independent Registered Public Accounting Firm

To the Board of Directors
InferX Corporation

I have reviewed the accompanying condensed consolidated balance sheet of InferX Corporation (the "Company") as of March 31, 2007, and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2007 and 2006. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

The Company has also restated the financial statements to properly apply the guidance of EITF 00-19-02 as of March 31, 2007. The EITF requires reclassification of the derivative liability created from the Class A and Class B warrants from a current liability to equity. The resultant adjustment decreased the derivative liability and increased additional paid-in capital by $1,031,703. In conjunction with the above adjustment the Company has also accrued a registration rights liability in the amount of $89,468 that reflects the estimated liability the Company will incur as it relates to its registration rights agreement. This adjustment increased current liabilities and increased operating expenses.

The restatement increased the accumulated deficit from $2,844,022 to $2,867,240 at March 31, 2007. The restatement reduced net loss from $310,119 to $399,587 for the three months ended March 31, 2007 and had no effect on operations for the three months ended March 31, 2006.

/s/ Michael Pollack CPA

Cherry Hill, New Jersey
May 7, 2007, except for Note 13, which is dated May 24, 2007

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
MARCH 31, 2007

RESTATED
ASSETS

CURRENT ASSETS
Cash	$2,065
Prepaid expenses and other current assets	7,505
Total current assets	9,570

Fixed assets, net of depreciation	40,723

Other Asset
Computer software development costs, net of amortization	362,211
Total other asset	362,211

TOTAL ASSETS	$412,504

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$318,507
Accrued registration penalty	89,468
Current portion of notes payable	16,980
Total current liabilities	424,955

Long-term Liabilities
Notes payable, net of current portion	361,752

TOTAL LIABILITIES	786,707

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and
no shares issued and outstanding	-
Common stock, par value $0.0001 per share, 75,000,000 shares authorized and
9,129,392 issued and outstanding	913
Additional paid-in capital	2,492,124
Retained earnings (defict)	(2,867,240)
Total stockholders' equity (deficit)	(374,203)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$412,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Restated
	2007	2006

REVENUE	$100,000	$49,997

COST OF REVENUES
Direct labor and other finges	24,329	21,875
Subcontractor	35,111	12,478
Other direct costs	11,250	20,831
Amortization of computer software development costs	44,251	44,251
Total costs of revenues	114,941	99,435

GROSS PROFIT (LOSS)	(14,941)	(49,438)

OPERATING EXPENSES
Indirect and overhead labor and fringes	149,884	37,485
Professional fees	76,174	99,000
Travel related costs	7,208	4,825
Rent	26,609	25,326
General and administrative	14,257	17,105
Registration penalty	89,468	-
Depreciation and impairment	15,361	3,772
Total operating expenses	378,961	187,513

NET LOSS FROM OPERATIONS BEFORE OTHER EXPENSE AND
PROVISION FOR INCOME TAXES	(393,902)	(236,951)

OTHER EXPENSE
Loss on debt conversion	-
Loss on fair value of derivative liability		-
Impairment loss	-
Interest expense, net of interest income	5,685	5,785

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(399,587)	(242,736)

Provision for income taxes	-	-

NET (LOSS) APPLICABLE TO SHARES	$(399,587)	$(242,736)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.04)	$(0.05)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING (DATAMAT)	9,129,392	5,350,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Restated
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(399,587)	$(242,736)

Adjustments to reconcile net (loss)
to net cash provided by (used in) operating activities:

Stock issued for services	-	22,500
Stock issued for services and guarantees of debt - pre-merger	-	-
Cash received in merger with Black Nickel	-	-
Loss on fair value of derivative liability	-	-
Loss on debt conversion	-	-
Impairment loss	10,473	-
Amortization of computer software development costs	44,251	44,251
Depreciation	4,888	3,772

Change in assets and liabilities
(Increase) decrease in accounts receivable	50,000	(1)
(Increase) in prepaid expenses and other current assets	-	(67,245)
Increase in accounts payable and accrued expenses	189,123	306,357
Increase in accrued registration penalty	89,468	-
Total adjustments	388,203	309,634
Net cash provided by (used in) operating activities	(11,384)	66,898

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,413)	-
Computer software development costs	(45,496)	-
Net cash (used in) investing activities	(61,909)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in cash overdraft	-	(12,071)
Issuance of stock for cash pre-merger	-	0
Contributions of capital pre-merger	-	3,571
Issuance of stock and warrants in private placement, net of closing costs of $147,493	-	-
Borrowings of promissory notes	-	-
(Repayment) of promissory notes	-	-
(Repayment) of notes payable	(4,196)	(3,808)
Borrowings (repayment) of note payable - related partry	-	(45,000)
Net cash (used in) financing activities	(4,196)	(57,308)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(77,489)	9,590

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	79,554	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,065	$9,590

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the year for interest	$27,596	$6,791

SUPPLEMENTAL INFORMATION ON NONCASH ACTIVITY
Conversion of notes payable to accounts payable	$-	$-
Conversion of accounts payable to stock - pre-merger	$-	$-
Stock issued for services - pre-merger	$-	$22,500
Stock issued for services - post-merger	$-	$-
Derivative liability converted to equtity	$1,031,703	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKL ACQUISITION CORP. I)
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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred a loss of $399,587 and $242,736 for the three months ended March 31, 2007 and 2006, respectively, and has a working capital deficiency of $415,385 as of March 31, 2007. The principal reasons for the recurring losses is due to the Company’s changed focus on developing its products for the commercial markets as it transitions away from the less profitable government services market, as well as the fair value adjustment in the Company’s derivative liability. The Company expects the negative cash flow from operations to continue its trend through the next twelve months. These factors raise significant doubt about the ability of the Company to continue as a going concern.

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

There were no options or warrants to purchase shares of common stock at March 31, 2006, and the Class A and Class B (2,329,392 each) were issued in October 2006 in the private placement however were not included as they would be considered anti-dilutive as the Company had a loss for this period..

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

	Three Months Ended
	March 31,	March 31,
	2007	2006

Net (loss)	$(399,587) $	(242,736)

Weighted-average common shares
outstanding :
Basic	9,129,392	5,350,000
Effect of dilutive securities-
warrants	-	-
Diluted	9,129,392	5,350,000

Basic net (loss) per share	$(0.04) $	(0.05)

Diluted net (loss) per share	$(0.04) $	(0.05)

Research and Development

Research and development costs are expensed as incurred. In addition, research and development costs of $2,121 and $0 have been included in indirect labor and $59,440 and $34,623 have been included in direct costs for the three months ended March 31, 2007 and 2006, respectively.

Recent Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN 46 and issued FIN 46 (revised December 2003) ("FIN 46R"). In addition to conforming to previously issued FASB Staff Positions, FIN No. 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have any investments in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on the Company’s results of operations, financial position or cash flows.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

On December 16, 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion 29, Accounting for Non-monetary Transaction” ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

Recent Issued Accounting Standards (Continued)

In December 2006, the FASB Staff issued FSP EITF - 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”). EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Application of EITF 00-19-02 resulted in an adjustment in January 2007 reclassifying the derivative liability as additional paid-in capital. The adjustment reduced the derivative liability by $1,031,703 and increased additional paid-in capital by the same amount.

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

Registration Rights Agreement

The Registration Rights Agreement dated October 23, 2006 between the Company and certain investors provided that the Company would accrue a penalty of 1% of the total shares of the Company’s common stock registered on Form SB-2 (the “Total Shares”), per month for each month beyond April 23, 2007 that Company’s registration statement on Form SB-2 failed to be effective up to a maximum of 10% of the Total Shares or 447,340 shares of common stock. The Company has incurred a penalty of 178,936 shares of its common stock as of July 23, 2007. This liability has been accrued at a value of $.50 per share or $89,468 at March 31, 2007.

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

$-

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

The Company has also restated the financial statements to properly apply the guidance of EITF 00-19-02 as of March 31, 2007. The EITF requires reclassification of the derivative liability created from the Class A and Class B warrants from a current liability to equity. The resultant adjustment decreased the derivative liability and increased additional paid-in capital by $1,031,703. In conjunction with the above adjustment the Company has also accrued a registration rights liability in the amount of $89,468 that reflects the estimated liability the Company will incur as it relates to its registration rights agreement. This adjustment increased current liabilities and increased operating expenses.

The restatement increased the accumulated deficit from $2,844,022 to $2,867,240 at March 31, 2007. The restatement reduced net loss from $310,119 to $399,587 for the three months ended March 31, 2007 and had no effect on operations for the three months ended March 31, 2006.

NOTE 14-	SUBSEQUENT EVENT

In April 2007, the Company and the holders of the Class A warrants agreed to amend the Class A Warrants to allow for the exercise of those warrants at a price of $.25 for two weeks. On April 20, 2007, the Company issued 1,629,513 shares of common stock in exchange for an equal number of warrants for gross proceeds of approximately $407,000. The Company recognized the proceeds and related exercise of warrants in April 2007. The impact on the consolidated financial statements of this transaction was an increase to cash by approximately $407,000, and an increase to equity of approximately $407,000.

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

The amount of revenue allocated to each element would then be limited to the amount that is not contingent upon the delivery of another element in the future. Revenue for each element would then be recognized depending upon whether the contract is a timeand-materials contract or a fixed-price, fixed-time contract.

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

In December 2006, the FASB Staff issued FSP EITF - 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”). EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Application of EITF 00-19-02 resulted in an adjustment in January 2007 reclassifying the derivative liability as additional paid-in capital. The adjustment reduced the derivative liability by $1,031,703 and increased additional paid-in capital by the same amount.

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

Operating expenses, which include indirect labor, professional fees, advertising, consulting and general and administrative, increased approximately $191,000 from approximately $187,000 for the period ended March 31, 2006 to approximately $379,000 for the same period in 2007. This represents an increase of 102%. The increase is primarily a result of increased indirect labor and fringes of $112,000 due to increased staffing in 2007, a decrease in professional fees of approximately $23,000 due to decreased accounting costs related to our initial audits of 2004 and 2005 an impairment charge of approximately $10,000 in the three months ended March 31, 2007 due to a write down of capitalized software and an estimated registration penalty of approximately $89,000 recognized in the three months ended March 31, 2007 because the registration statement filed on Form SB-2 is not yet effective.

Liquidity and Capital Resources

We had cash of approximately $2,100 at March 31, 2007 and a working capital deficit of approximately $415,000. During the three months ended March 31, 2007, we used approximately $11,000 from our operations, approximately $62,000 in additional fixed assets and approximately $4,000 in debt repayments. Our cash needs were funded primarily by cash existing at December 31, 2006, a decrease in accounts receivable of $50,000 and an increase in accounts payable and accrued expenses of approximately $189,000. Our working capital and cash position at March 31, 2007 do not reflect the exercise of 1,629,513 of our Class A Warrants at $.25 per share that occurred in April 2007, resulting in net cash proceeds of approximately $407,000.

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

We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses, which we cannot give any assurance we will be able to accomplish. We are currently expending approximately $125,000 per month to support our operations, and under our projected growth plan, we would be expending approximately $250,000 per month by the end of fiscal 2007. Our existing capital and contract is sufficient to fund our operations only through the third quarter of 2007. If we are unable to generate increased revenue, it will be necessary for us to significantly reduce expenses or raise additional capital to stay in business. In addition to the above warrant exercise, we estimate that we will require approximately $350,000 in additional capital to sustain our operations at their current level through fiscal 2007 and that we will require as much as $3,000,000 in additional revenues or $1,500,000 in additional funding to achieve our projected growth plan.

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

INFERX CORPORATION

Dated: August 2, 2007	By:	/s/ B.K. Gogia
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