Form 10KSB/A
period 2006-12-31
INFERX CORP
filed 2007-08-17
CIK 1329548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A
Amendment No. 3

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

Patents  and Trademarks

We developed our technology primarily under Small Business Innovative Research contracts with the federal government. These government contracts allowed us to retain ownership of the intellectual property. Our technology is protected by the following patents:

Patent	Information	Dates	Status

InferView	Full application	Filed July 2003	Pending

US Serial: 10/617,054

InferAgent	Full application	Filed July 2003	Pending

US Serial: 10/616,718

A hybrid Bayesian decision tree for classification	Full application	Filed March 2003	Pending

US Serial: 60/556,554

InferCluster	Provisional application	Filed September 2006	Filed

InferText	Provisional application	Filed September 2006	Filed

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

Sales and Marketing

We have used outside consultants to assist us in developing our marketing and collateral material, branding and Web design and content creation. We also use outside consultants, to help develop market and media awareness campaigns along with public relations strategies. We are not substantially dependent on our relationship with these outside consultants to accomplish our marketing plans.

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

In December 2006, the FASB Staff issued FSP EITF - 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”). EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We believe that EITF 00-19-2 will have an impact on our consolidated financial statements as it relates to the Class A and Class B warrants entered into in connection with our 2006 private placement resulting in a cumulative-effect adjustment reclassifying the derivative liability to additional paid-in capital and retained earnings.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
B.K. Gogia	2006	$82,500	-	-	-	-	-	$23,100	(1)	$105,600
President and Chief	2005	$24,311	-	-	-	-	-	$23,254	(1)	$47,565
Executive Officer (PEO)	2004	$55,370	-	-	-	-	-	$25,166	(1)	$80,536

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
InferX Corporation
(Formerly Black Nickel Acquisition Corp. I)

I have audited the accompanying consolidated balance sheet of InferX Corporation (formerly Black Nickel Acquisition Corp. I) (the "Company") as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

Cherry Hill, New Jersey
February 16, 2007, except for Note 13, which is dated May 24, 2007

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

2006
RESTATED
ASSETS
CURRENT ASSETS
Cash	$79,554
Accounts receivable, net	50,000
Prepaid expenses and other current assets	7,505
Total current assets	137,059

Fixed assets, net of depreciation	29,198

Other Asset
Computer software development costs, net of amortization	371,439
Total other asset	371,439

TOTAL ASSETS	$537,696

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$129,394
Derivative liability	1,031,703
Current portion of notes payable	16,900
Total current liabilities	1,177,997

Long-term Liabilities
Notes payable, net of current portion	366,028

TOTAL LIABILITIES	1,544,025

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and
no shares issued and outstanding	-
Common stock, par value $0.0001 per share, 75,000,000 shares authorized and
9,129,392 shares issued and outstanding	913
Additional paid-in capital	1,846,575
Retained earnings (defict)	(2,853,817)
Total stockholders' equity (deficit)	(1,006,329)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$537,696

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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:	(Restated)	(Restated)
Net (loss)	$(2,211,158)	$(564,782)

Adjustments to reconcile net (loss)
to net cash used in operating activities:

Stock issued for services - pre-merger	252,000	305
Stock issued for guarantee of debt - pre-merger	529,423	-
Cash received in merger with Black Nickel	3,559	-
Loss on fair value of derivative liability	484,616	-
Loss on debt conversion	-	38,462
Amortization of computer software development costs	177,003	177,003
Depreciation	15,290	14,770

Change in assets and liabilities
(Increase) decrease in accounts receivable	(25,002)	48,305
Decrease in prepaid expenses and other current assets	8,442	26,158
Increase (decrease) in accounts payable and accrued expenses	(22,049)	157,270
Total adjustments	1,423,282	462,273
Net cash (used in) operating activities	(787,876)	(102,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,423)	-
Computer software development costs	(34,896)	(24,905)
Net cash (used in) investing activities	(43,319)	(24,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in cash overdraft	(12,071)	(18,647)
Issuance of stock for cash pre-merger	20,000	75,000
Contributions of capital pre-merger	6,029	56,851
Issuance of stock and warrants in private placement, net of closing costs of	1,017,203	-
Borrowings of promissory notes	350,000	-
(Repayment) of promissory notes	(350,000)	-
(Repayment) of notes payable	(75,412)	(10,790)
Borrowings (repayment) of note payable - related partry	(45,000)	25,000
Net cash provided by financing activities	910,749	127,414

NET INCREASE IN CASH AND CASH EQUIVALENTS	79,554	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$79,554	$-

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the year for interest	$27,596	$6,791

SUPPLEMENTAL INFORMATION ON NONCASH ACTIVITY
Conversion of notes payable to accounts payable	$57,537	$288,462
Conversion of accounts payable to stock - pre-merger	$40,248	$250,000
Stock issued for services - pre-merger	$252,000	$305
Stock issued for guaranty of debt - post-merger	$529,423	$-

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

The following is a reconciliation of the computation for basic and diluted EPS:

	Years Ended
	December 31,	December 31,
	2006	2005

Net (loss)	$(2,211,158)	$(564,782)

Weighted-average common shares outstanding :
Basic	2,942,269	5,350,000
Effect of dilutive securities-warrants	-	-
Diluted	2,942,269	5,350,000

Basic net (loss) per share	$(0.75)	$(0.11)

Diluted net (loss) per share	$(0.75)	$(0.11)

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 5- NOTE PAYABLE (CONTINUED)

Promissory Notes (Continued)

In accordance with the Promissory Notes, the Company and the lenders agreed that upon the reverse merger with Black Nickel, the Company would file a registration statement with the Securities and Exchange Commission on Form SB-2. The Company agreed to deadlines in the actual filing of the Form SB-2 as well as the effectiveness of the Form SB-2. Should the Company fail to meet the requirements as set forth in the Promissory Notes, they would be subject to a 1% penalty per month for every month they fail to secure an effective registration. This clause does not state whether the penalty would be paid in the form of cash or stock of the Company. Should the penalty include an open-ended cash settlement, the registration rights clause may be considered a derivative as defined in Emerging Issues Task Force (EITF) 00-19, “Accounting for Derivative Financial Instruments to, and Potentially Settled in, a Company’s Own Stock.” The Company as of December 31, 2006 has filed a registration statement with the Securities and Exchange Commission on Form SB-2. There have been no amounts accrued on liquidated damages that are contained in the Registration Rights Agreement as the Company is in compliance with the filing. The parties have agreed to have the fee paid by the issuance of common stock. The Company will begin to incur penalties under the Registration Rights Agreement commencing April 23, 2007.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 9- COMMITMENTS (CONTINUED)

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

$-

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 10- PROVISION FOR INCOME TAXES (CONTINUED)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

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

In addition, the Company removed the unearned revenue and unbilled receivables of equal value due to the correction of an error in the accounting treatment for their government contracts. This correction reduced total and current assets and total and current liabilities by $33,334. There was no effect on total stockholders’ equity (deficit) or earnings (loss) per share or on the statement of cash flows for this correction.

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

INFERX CORPORATION

Date: August 17, 2007	By:	/s/ B.K. Gogia
B.K. Gogia President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 17, 2007	By:	/s/ B.K. Gogia
B.K. Gogia President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 17, 2007	By:	/s/ Scott B. Parliament
Scott B. Parliament Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Date: August 17, 2007	By:	/s/ Jerzy W. Bala
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