Form 10QSB/A
period 2007-03-31
INFERX CORP
filed 2007-08-17
CIK 1329548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 3

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

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

The Company has also restated the financial statements upon adoption of EITF 00-19-02 as of March 31, 2007. The EITF requires reclassification of the derivative liability created from the Class A and Class B warrants from a current liability to equity. The adjustment upon the adoption decreased the derivative liability by $1,031,703 and increased additional paid-in capital by $547,086. The adjustment further created a cumulative-effect adjustment on retained earnings at January 1, 2007 in the amount of $484,617. In conjunction with the above adjustment the Company has also accrued a registration rights liability in the amount of $89,468 that reflects the estimated liability the Company will incur as it relates to its registration rights agreement. This adjustment increased current liabilities and increased operating expenses.

The restatement decreased the accumulated deficit from $2,844,022 to $2,382,623 at March 31, 2007. The restatement increased net loss from $310,119 to $399,587 for the three months ended March 31, 2007 and had no effect on operations for the three months ended March 31, 2006.

/s/Michael Pollack CPA

Cherry Hill, New Jersey
May 7, 2007, except for Note 13, which is dated August 13, 2007

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
MARCH 31, 2007

RESTATED

ASSETS

CURRENT ASSETS
Cash	$2,065
Prepaid expenses and other current assets	7,505
Total current assets	9,570

Fixed assets, net of depreciation	40,723

Other Asset
Computer software development costs, net of amortization	362,211
Total other asset	362,211

TOTAL ASSETS	$412,504

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$318,507
Accrued registration penalty	89,468
Current portion of notes payable	16,980
Total current liabilities	424,955

Long-term Liabilities
Notes payable, net of current portion	361,752

TOTAL LIABILITIES	786,707

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and
no shares issued and outstanding	-
Common stock, par value $0.0001 per share, 75,000,000 shares authorized and
9,129,392 issued and outstanding	913
Additional paid-in capital	2,007,507
Retained earnings (defict)	(2,382,623)
Total stockholders' equity (deficit)	(374,203)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$412,504

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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Restated
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(399,587)	$(242,736)

Adjustments to reconcile net (loss)
to net cash provided by (used in) operating activities:

Stock issued for services	-	22,500
Impairment loss	10,473	-
Amortization of computer software development costs	44,251	44,251
Depreciation	4,888	3,772

Change in assets and liabilities
(Increase) decrease in accounts receivable	50,000	(1)
(Increase) in prepaid expenses and other current assets	-	(67,245)
Increase in accounts payable and accrued expenses	189,123	306,357
Increase in accrued registration penalty	89,468	-
Total adjustments	388,203	309,634
Net cash provided by (used in) operating activities	(11,384)	66,898

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,413)	-
Computer software development costs	(45,496)	-
Net cash (used in) investing activities	(61,909)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in cash overdraft	-	(12,071)
Contributions of capital pre-merger	-	3,571
(Repayment) of notes payable	(4,196)	(3,808)
Borrowings (repayment) of note payable - related partry	-	(45,000)
Net cash (used in) financing activities	(4,196)	(57,308)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(77,489)	9,590

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	79,554	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,065	$9,590

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the year for interest	$27,596	$6,791

SUPPLEMENTAL INFORMATION ON NONCASH ACTIVITY
Stock issued for services - pre-merger	$-	$22,500
Derivative liability converted to retained earnings and additional paid in capital	$1,031,703	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

	Three Months Ended
	March 31,	March 31,
	2007	2006

Net (loss)	$(399,587)	$(242,736)

Weighted-average common shares
outstanding :
Basic	9,129,392	5,350,000
Effect of dilutive securities-
warrants	-	-
Diluted	9,129,392	5,350,000

Basic net (loss) per share	$(0.04)	$(0.05)

Diluted net (loss) per share	$(0.04)	$(0.05)

Research and Development

Research and development costs are expensed as incurred. In addition, research and development costs of $2,121 and $0 have been included in indirect labor and $59,440 and $34,623 have been included in direct costs for the three months ended March 31, 2007 and 2006, respectively.

Recent Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN 46 and issued FIN 46 (revised December 2003) ("FIN 46R"). In addition to conforming to previously issued FASB Staff Positions, FIN No. 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have any investments in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation has not had any impact on the Company’s results of operations, financial position or cash flows.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

On December 16, 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion 29, Accounting for Non-monetary Transaction” ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The adoption of SFAS 153 has not had a material impact on the Company's  financial position, results of operations or cash flows.

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

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”). FASB 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 has not had a material impact on the Company's condensed consolidated financial statements.

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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. FIN No. 48 has not had a material impact on the Company's condensed consolidated financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. SAB 108 has not had a material impact on the Company's consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

In December 2006, the FASB Staff issued FSP EITF - 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”). EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Application of EITF 00-19-02 resulted in an adjustment in January 2007 reclassifying the derivative liability to additional paid-in capital and retained earnings. The adjustment reduced the derivative liability by $1,031,703 and increased additional paid-in capital by $547,086 and increased retained earnings by $484,617 which was the cumulative-effect adjustment resulting from the adoption of this standard.

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

The Company has also restated the financial statements upon adoption of EITF 00-19-02 as of March 31, 2007. The EITF requires reclassification of the derivative liability created from the Class A and Class B warrants from a current liability to equity. The adjustment upon the adoption decreased the derivative liability by $1,031,703 and increased additional paid-in capital by $547,086. The adjustment further created a cumulative-effect adjustment on retained earnings at January 1, 2007 in the amount of $484,617. In conjunction with the above adjustment the Company has also accrued a registration rights liability in the amount of $89,468 that reflects the estimated liability the Company will incur as it relates to its registration rights agreement. This adjustment increased current liabilities and increased operating expenses.

The restatement adjustments in total decreased the accumulated deficit from $2,844,022 to $2,382,623 at March 31, 2007. The restatement adjustments increased the net loss from $310,119 to $399,587 for the three months ended March 31, 2007 and had no effect on operations for the three months ended March 31, 2006.

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

Recent Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN 46 and issued FIN 46 (revised December 2003) (“FIN 46R”). In addition to conforming to previously issued FASB Staff Positions, FIN No. 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. We do not have any investments in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation has not had any impact on our results of operations, financial position or cash flows.

On December 16, 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion 29, Accounting for Non-monetary Transactions” (“SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The adoption of SFAS 153 has not had a material impact on our financial position, results of operations or cash flows.

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

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”). FASB 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 has not had a material impact on our financial statements.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. FIN No. 48 had not had a material impact on our financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on our financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. SAB 108 has not had a material impact on our consolidated financial statements.

In December 2006, the FASB Staff issued FSP EITF - 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”). EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Application of EITF 00-19-02 resulted in an adjustment in January 2007 reclassifying the derivative liability to additional paid-in capital and retained earnings. The adjustment reduced the derivative liability by $1,031,703 and increased additional paid-in capital by $547,086 and increased retained earnings by $484,617, which was the cumulative-effect adjustment resulting from the adoption of this standard.

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

Dated: August 17, 2007	INFERX CORPORATION

	By:	/s/ B.K. Gogia
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