Form 10QSB
period 2007-06-30
INFERX CORP
filed 2007-08-17
CIK 1329548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐ No ☒

There were 10,758,905 shares of common stock outstanding as of August 14, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

InferX Corporation
Quarterly Report on Form 10-QSB
for the Quarterly Period Ended
June 30, 2007

- INDEX -

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
InferX Corporation

I have reviewed the accompanying condensed consolidated balance sheet of InferX Corporation (the "Company") as of June 30, 2007, and the related condensed consolidated statements of operations and cash flows for the six months ended June 30, 2007 and 2006. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

The Company has recognized a cumulative-effect adjustment on retained earnings in the amount of $484,617 due to the adoption of EITF 00-19-02 as of January 1, 2007. The adjustment upon the adoption decreased the derivative liability by $1,031,703 as well as increase additional paid-in capital by $547,086.

/s/ Michael Pollack CPA
Cherry Hill, New Jersey August 13, 2007

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2007

ASSETS

CURRENT ASSETS
Cash	$36,767
Prepaid expenses and other current assets	7,505
Total current assets	44,272

Fixed assets, net of depreciation	37,650

Other Asset
Computer software development costs, net of amortization	384,026
Total other asset	384,026

TOTAL ASSETS	$465,948

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$322,078
Accrued regiistration penalty	89,468
Current portion of notes payable	17,059
Total current liabilities	428,605

Long-term Liabilities
Notes payable, net of current portion	357,458

TOTAL LIABILITIES	786,063

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and no shares issued and outstanding	-
Common stock, par value $0.0001 per share, 75,000,000 shares authorized and 10,758,905 issued and outstanding	1,076
Additional paid-in capital	2,799,876
Retained earnings (defict)	(3,121,067)
Total stockholders' equity (deficit)	(320,115)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$465,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006

REVENUE	$200,000	$74,995	$100,000	$24,998

COST OF REVENUES
Direct labor and other finges	43,430	39,275	19,101	17,400
Subcontractor	58,036	19,251	22,925	6,773
Other direct costs	11,250	36,750	-	15,919
Amortization of computer software development costs	88,502	88,502	44,251	44,251
Total costs of revenues	201,218	183,778	86,277	84,343

GROSS PROFIT (LOSS)	(1,218)	(108,783)	13,723	(59,345)

OPERATING EXPENSES
Indirect and overhead labor and fringes	334,029	73,945	184,145	36,460
Professional fees	193,469	128,571	117,295	29,571
Travel related costs	16,439	9,677	9,231	4,852
Rent	53,219	52,591	26,610	27,265
General and administrative	36,613	80,519	22,356	63,414
Registration penalty	89,468	-	-	-
Depreciation and impairment	20,344	7,543	4,983	3,771
Total operating expenses	743,581	352,846	364,619	165,333

NET LOSS FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES	(744,799)	(461,629)	(350,896)	(224,678)

OTHER EXPENSE
Interest expense, net of interest income	7,068	10,835	1,383	5,050

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(751,867)	(472,464)	(352,280)	(229,728)

Provision for income taxes	-	-	-	-

NET (LOSS) APPLICABLE TO SHARES	$(751,867)	$(472,464)	$(352,280)	$(229,728)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.08)	$(0.09)	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	9,768,593	5,350,000	10,400,770	5,350,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(751,867)	$(472,464)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:

Stock issued for services	-	99,000
Impairment loss	10,473	-
Amortization of computer software development costs	88,502	88,502
Depreciation	9,871	7,543

Change in assets and liabilities
Decrease in accounts receivable	50,000	-
Decrease in prepaid expenses and other current assets	-	8,442
Increase in accounts payable and accrued expenses	282,152	9,404
Total adjustments	440,998	212,891
Net cash (used in) operating activities	(310,869)	(259,573)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,323)	(3,175)
Computer software development costs	(111,562)	-
Net cash (used in) investing activities	(129,885)	(3,175)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in cash overdraft	-	(12,071)
Issuance of stock for cash	406,378	20,000
Contributions of capital	-	6,029
Borrowings of promissory notes	-	350,000
(Repayment) of notes payable	(8,411)	(7,615)
Borrowings (repayment) of note payable - related partry	-	(45,000)
Net cash provided by financing activities	397,967	311,343

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(42,787)	48,595

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	79,554	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$36,767	$48,595

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the year for interest	$7,296	$11,457

SUPPLEMENTAL INFORMATION ON NONCASH ACTIVITY
Conversion of accounts payable to stock	$-	$40,248
Stock issued for services	$-	$99,000
Conversion of derivative liability to additional paid in capital and retained earnings	$1,031,703	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred a loss of $751,867 and $472,464 for the six months ended June 30, 2007 and 2006, respectively, and has a working capital deficiency of $384,333 as of June 30, 2007. The principal reasons for the recurring losses is due to the Company’s changed focus on developing its products for the commercial markets as it transitions away from the less profitable government services market, as well as the fair value adjustment in the Company’s derivative liability. The Company expects the negative cash flow from operations to continue its trend through the next twelve months. These factors raise significant doubt about the ability of the Company to continue as a going concern.

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management has determined that as of June 30, 2007, an allowance of $2,364 is required.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years). Costs of maintenance and repairs are charged to expense as incurred.

Computer Software Development Costs

During 2007 and 2006, the Company capitalized certain software development costs. The Company capitalizes the cost of software in accordance with SFAS 86 once technological feasibility has been demonstrated, as the Company has in the past sold, leased or otherwise marketed their software, and plans on doing so in the future. The Company capitalizes costs incurred to develop and market their privacy preserving software during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the software, typically five years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events. The Company has not developed any software for internal use. For the six months ended June 30, 2007 and 2006, the Company recognized $88,502 and $88,502 of amortization expense on its capitalized software costs, respectively.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

The Company’s warrants issued in the private placement in October 2006, were not stock based compensation.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

There were no options or warrants to purchase shares of common stock at June 30, 2006, and the Class A and Class B warrants were issued in October 2006 in the private placement however were not included as they would be considered anti-dilutive as the Company had a loss for this period.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

	Six Months Ended
	June 30,	June 30,
	2007	2006

Net (loss)	$(751,867)	$(472,464)

Weighted-average common shares
outstanding :
Basic	9,768,593	5,350,000
Effect of dilutive securities-warrants	-	-
Diluted	9,768,593	5,350,000

Basic net (loss) per share	$(0.08)	$(0.09)

Diluted net (loss) per share	$(0.08)	$(0.09)

Research and Development

Research and development costs are expensed as incurred. In addition, research and development costs of $32,356 and $ -0- have been included in indirect labor and $101,466 and $58,526 have been included in direct labor and subcontractor costs for the six months ended June 30, 2007 and 2006, respectively.

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

On December 16, 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion 29, Accounting for Non-monetary Transaction” ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The adoption of SFAS 153 has not had a material impact on the Company’s condensed consolidated financial statements.

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

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”). FASB 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 has not had a material impact on the Company’s condensed consolidated financial statements.

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. FIN No. 48 has not had a material impact on the Company’s condensed consolidated financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. SAB 108 has not had a material impact on the Company’s condensed consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

NOTE 3-	FIXED ASSETS

Fixed assets consist of the following as of June 30, 2007:

	Estimated Useful
	Lives (Years)

Computer equipment	5	$89,327
Office machinery and equipment	3	15,638
Furniture and fixtures	5	538
Automobile	5	58,476
		163,979
Less: Accumulated depreciation		(126,329)

Total, net		$37,650

Depreciation expense was $9,871 and $7,543 for the six months ended June 30, 2007 and 2006, respectively.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 4-	COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs consist of the following as of June 30, 2007:

	Estimated Useful Lives (Years)
Computer software development costs	5	$932,003

Less: Accumulated amortization		(547,977)

Total, net		$384,026

Amortization expense was $88,502 and $88,502 for the six months ended June 30, 2007 and 2006, respectively. At March 31, 2007, the Company wrote off net software development costs of $10,473 relating to their Inferview product.

Amortization expense anticipated through June 30, 2010 is as follows:

Period ended June 30:
2008	$152,714
2009	145,418
2010	85,894

$384,026

NOTE 5-	NOTES PAYABLE

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

As of June 30, 2007, the Company has an outstanding principal balance of $362,519. Interest expense on the SBA loan for the six months ended June 30, 2007 and 2006 were $7,296 and $7,460, respectively.

Automobile Loan

The Company has a note payable with an automotive finance company in the original amount of $44,990 (the “Auto Note”). The Auto Note commenced in November 2003, and requires payments of $750 per month for a period of 60 months. The Auto Note is secured by the automobile.

As of June 30, 2007, the outstanding principal balance of the Auto Note was $11,998.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 5-	NOTES PAYABLE (CONTINUED)

As of June 30, 2007, the repayment schedule of the Notes Payable for the next five years and in the aggregate are:

2008	$17,059
2009	11,391
2010	8,732
2011	9,088
2012	9,458
Thereafter	318,789
374,517
Less: current portion	(17,059)

Long-term portion	$357,458

NOTE 6-	NOTE PAYABLE - RELATED PARTIES

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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
Shall reserve for a period of two (2) years from the closing of the Reverse Merger, no more than 2,200,000 shares of stock for a stock option plan, and any options granted under this plan will be subject to an exercise price of not less than $0.50 per share. There have been no issuance of options under this plan as of June 30, 2007.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)
NOTE 7-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

In April 2007, the Company issued 1,629,513 shares of stock in the exercise of Class A warrants issued in connection with the private placement. The Company received $406,378 in cash for these shares.

As of June 30, 2007, the Company has 10,758,905 shares issued and outstanding.

Warrants

The Company in the private placement granted 2,329,392 Class A and 2,329,392 Class B warrants. In April 2007, 1,629,513 of the Class A warrants were exercised into common shares. The following is a breakdown of the warrants:

	Exercise	Date
Warrants	Price	Issued	Term
699,879	$0.50	10/24/2006	5 years
2,329,392	$0.625	10/24/2006	5 years
3,029,271

The Class A Warrants and Class B Warrants were valued utilizing the Black - Scholes method as follows:

	Class A	Class B
Stock Price	$.50	$.50
Strike Price	$.50	$.62
Expected Life of Warrant	5 yrs.	5 yrs.
Annualized Volatility	50%	50%
Discount Rate	3.50%	3.50%
Annual Rate of Quarterly Dividends	None	None
Call Option Value	$.237	$.206

Options

There are no options outstanding, or granted as of June 30, 2007.

NOTE 8-	RELATED PARTY TRANSACTIONS

The Company was advanced amounts as equity contributions by the Company’s President prior to the merger with Black Nickel Acquisition Corp. I. As of June 30, 2007, there is currently no outstanding amounts due the President of the Company. There were no other related party transactions during the six months ended June 30, 2007 and 2006, respectively.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 9-	COMMITMENTS

Rental

The Company leases office space under an operating lease that has initial or remaining non-cancelable lease terms and expires in November 2008. The lease agreement provides for an annual 4% escalation of the base rent. As of June 30, 2007, the following presents the approximate future minimum lease payments required under this lease:

For the Periods Ended
June 30,

2008	$105,297
2009	43,874

$149,171

Rent expense for the six months ended June 30, 2007 and 2006 was $53,219 and $52,591, respectively.

Consulting Agreements

During 2007 and 2006, the Company entered into consulting agreements with marketing and strategic consulting groups with terms that do not exceed one year. These companies are to be paid fees for the services they perform. The Company has included these fees in their condensed consolidated statements of operations for the six months ended June 30, 2007 and 2006.

Registration Rights Agreement

The Registration Rights Agreement dated October 23, 2006 between the Company and certain investors provided that the Company would accrue a penalty of 1% of the total shares of the Company’s common stock registered on Form SB-2 (the “Total Shares”), per month for each month beyond April 23, 2007 that Company’s registration statement on Form SB-2 failed to be effective up to a maximum of 10% of the Total Shares or 447,340 shares of common stock. The Company has incurred a penalty of 178,936 shares of its common stock as of July 23, 2007. This liability has been accrued at a value of $.50 per share or $89,468 at June 30, 2007.

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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 10-	PROVISION FOR INCOME TAXES (CONTINUED)

At June 30, 2007, deferred tax assets consist of the following:

Net operating losses	$1,224,000

Valuation allowance	(1,224,000)
$-

At June 30, 2007, the Company had net operating loss carryforward in the approximate amount of $3,600,000, available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the six months ended June 30, 2007 and 2006 is summarized below.

	2007	2006
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	6.0	6.0
Valuation allowance	28.0	28.0
	0%	0%

NOTE 11-	DEFINED CONTRIBUTION PLAN

The Company has a retirement plan which satisfies the requirements of Section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of the participants’ elective deferrals. The Company made no such contributions for the six months ended June 30, 2007 and 2006, respectively.

NOTE 12-	MAJOR CUSTOMER

The Company’s contracts with agencies of the federal government accounted for 100% of its revenue and accounts receivable as of and for the six months ended June 30, 2007 and 2006, respectively.

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

On December 16, 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion 29, Accounting for Non-monetary Transactions” (“SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The adoption of SFAS 153 has not had a material impact on the Company’s condensed consolidated financial statements

In May 2005, FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and corrections of errors is carried forward in SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”). FASB 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 has not had a material impact on the Company’s condensed consolidated financial statements.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. FIN No. 48 has not had a material impact on the Company’s condensed consolidated financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on our financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. SAB 108 has not had a material impact on the Company’s condensed consolidated financial statements.

In December 2006, the FASB Staff issued FSP EITF - 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”). EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Application of EITF 00-19-02 resulted in an adjustment in January 2007 reclassifying the derivative liability to additional paid-in capital and retained earnings. The adjustment reduced derivative liability by $1,031,703 and increased additional paid-in capital by $547,086 and increased retained earnings by $484,617, which was the cumulative-effect adjustment resulting from the adoption of this standard.

Six Months Ended June 30, 2007 and 2006

Revenue for the six months ended June 30, 2007 was $200,000, and increase of approximately $125,000, or 167%, from approximately $75,000 for the same period in 2006. The increase is a result of an increase in government contracts.

Direct costs were approximately $201,000 and $184,000 for the six months ended June 30, 2007 and 2006 respectively. This represents an increase of approximately $17,000 or 9.5%. The difference is a result of increased direct labor of approximately $4,000 and an increase in subcontractor costs of approximately $39,000 that were a result of increased government contracts and a decrease in other direct costs of approximately $26,000.

Operating expenses which include indirect labor, professional fees, advertising, consulting and general and administrative, increased from approximately $353,000 for the six months ended June 30, 2006 to approximately $744,000 for the same period in 2007. The increase of approximately $391,000 or 111% is primarily a result of an increase in indirect labor and fringes of approximately $260,000 due to increased staffing and salaries in 2007, an increase in professional fees of approximately $65,000 due to SEC filing expenses and an increase in outside sales and marketing consultants in 2007, a reduction in general and administrative costs of approximately $44,000 due to decreases in printing and marketing costs in 2007, an increase in registration penalty of approximately $89,000 because the Company’s registration statement on form SB-2 is not effective in accordance with the terms of its registration rights agreement booked in 2007 and an impairment charge of approximately $10,000 due to a write down of capitalized software in 2007.

Three Months Ended June 30, 2007 and 2006

Revenue for the three months ended June 30, 2007 was $100,000, an increase of approximately $75,000, or 300%, from approximately $25,000 for the same period in 2006. This was a result of an increase in government contracts.

Direct costs for the three months ended June 30, 2007 were approximately $86,000 compared to approximately $84,000 for the same period in 2006, an increase of approximately $2,000, or 2.3%. This resulted primarily from approximately $2,000 in increased direct labor and fringes and $16,000 of increased subcontractor costs due to increased government contracts and a decrease of approximately $16,000 in other direct costs. Accordingly, our gross margin increased in the three months ended June 30, 2007 to 13.7% from (237)% for the same period in 2006.

Operating expenses, which include indirect labor, professional fees, advertising, consulting and general and administrative, increased approximately $199,000 from approximately $165,000 for the period ended June 30, 2006 to approximately $365,000 for the same period in 2007. This represents an increase of 120%. The increase is primarily a result of increased indirect labor and fringes of $148,000 due to increased salaries and staffing in 2007, an increase in professional fees of approximately $88,000 due to SEC filing expenses and an increase in outside sales and marketing consultants in 2007, and a decrease in general and administrative expense of approximately $41,000 due to decreases in printing and marketing costs in 2007.

Liquidity and Capital Resources

We had cash of approximately $37,000 at June 30, 2007 and a working capital deficit of approximately $384,000. During the six months ended June 30, 2007, we used approximately $311,000 from our operations, approximately $130,000 in additional fixed assets and approximately $8,000 in debt repayments. Our cash needs were funded primarily by an exercise of a portion of our Class A warrants for approximately $406,000, a decrease in accounts receivable of $50,000 and an increase in accounts payable and accrued expenses of approximately $282,000.

We have entered in to employment contracts that range in length from three to five years with five employees. The contracts call for total annual compensation in the amount of $670,000. In October 2006, we executed a new contract with the Missile Defense Agency for approximately $400,000 that under the terms of the contract is to be completed within one year, $150,000 of which remains unbilled and unearned at June 30, 2007.

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
B.K. Gogia
President and Chief Executive Officer

InferX Corporation
Quarterly Report on Form 10-QSB
for the Quarterly Period Ended
June 30, 2007

- EXHIBIT INDEX -

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.