Form 10QSB
period 2007-09-30
INFERX CORP
filed 2007-11-19
CIK 1329548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

There were 11,027,309 shares of common stock outstanding as of November 15, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

InferX Corporation
Quarterly Report on Form 10-QSB
for the Quarterly Period Ended
September 30, 2007

- INDEX -

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
InferX Corporation

I have reviewed the accompanying condensed consolidated balance sheet of InferX Corporation (the "Company") as of September 30, 2007, and the related condensed consolidated statements of operations and cash flows for the nine months ended September 30, 2007 and 2006. These interim condensed consolidated financial statements are the responsibility of the Company's management.

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

/s/ Michael Pollack CPA

Cherry Hill, New Jersey November 11, 2007

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2007

ASSETS

CURRENT ASSETS
Cash	$1,771
Prepaid expenses and other current assets	7,505
Total current assets	9,276

Fixed assets, net of depreciation	33,039

Other Asset
Computer software development costs, net of amortization	376,930
Total other asset	376,930

TOTAL ASSETS	$419,245

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$594,285
Accrued regiistration penalty	134,202
Current portion of notes payable	17,059
Total current liabilities	745,546

Long-term Liabilities
Notes payable, net of current portion	353,204

TOTAL LIABILITIES	1,098,750

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and
no shares issued and outstanding	-
Common stock, par value $0.0001 per share, 75,000,000 shares authorized and
10,758,905 issued and outstanding	1,076
Additional paid-in capital	2,799,876
Retained earnings (defict)	(3,480,457)
Total stockholders' equity (deficit)	(679,505)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$419,245

The accompanying notes are an integral part of these condensed consolidated

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006

REVENUE	$300,000	$124,992	$100,000	$49,997

COST OF REVENUES
Direct labor and other finges	54,087	48,701	10,657	9,426
Subcontractor	88,811	23,871	30,775	4,620
Other direct costs	11,556	45,005	306	8,255
Amortization of computer software development costs	132,752	132,753	44,250	44,251
Total costs of revenues	287,206	250,330	85,988	66,552

GROSS PROFIT (LOSS)	12,794	(125,338)	14,012	(16,555)

OPERATING EXPENSES
Indirect and overhead labor and fringes	485,855	205,073	151,826	131,128
Professional fees	314,864	184,560	121,395	55,989
Travel related costs	22,090	15,511	5,651	5,834
Rent	79,828	78,247	26,609	25,656
General and administrative	45,221	88,767	8,608	8,248
Registration penalty	134,202	-	44,734	-
Depreciation and impairment	24,955	11,360	4,611	3,817
Total operating expenses	1,107,015	583,518	363,434	230,672

NET LOSS FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES	(1,094,221)	(708,856)	(349,422)	(247,227)

OTHER EXPENSE
Interest expense, net of interest income	17,036	19,986	9,968	9,151

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(1,111,257)	(728,842)	(359,390)	(256,378)

Provision for income taxes	-	-	-	-

NET (LOSS) APPLICABLE TO SHARES	$(1,111,257)	$(728,842)	$(359,390)	$(256,378)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.11)	$(0.14)	$(0.03)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,102,325	5,350,000	10,758,905	5,350,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,111,257)	$(728,842)

Adjustments to reconcile net (loss)
to net cash (used in) operating activities:

Stock issued for services	-	99,000
Impairment loss	10,473	-
Amortization of computer software development costs	132,752	132,753
Depreciation	14,482	11,360

Change in assets and liabilities
Decrease in accounts receivable	50,000	24,997
Decrease in prepaid expenses and other current assets	-	8,442
Increase in accounts payable and accrued expenses	599,093	155,181
Total adjustments	806,800	431,733
Net cash (used in) operating activities	(304,457)	(297,109)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,323)	(6,392)
Computer software development costs	(148,716)	-
Net cash (used in) investing activities	(167,039)	(6,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in cash overdraft	-	(12,071)
Issuance of stock for cash	406,378	20,000
Contributions of capital	-	6,029
Borrowings of promissory notes	-	350,000
(Repayment) of notes payable	(12,665)	(12,849)
Borrowings (repayment) of note payable - related partry	-	(45,000)
Net cash provided by financing activities	393,713	306,109

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(77,783)	2,608

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	79,554	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,771	$2,608

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the year for interest	$9,028	$11,700

SUPPLEMENTAL INFORMATION ON NONCASH ACTIVITY
Conversion of accounts payable to stock	$-	$40,248
Stock issued for services	$-	$99,000
Conversion of accounts payable to note payable	$-	$57,537
Conversion of derivative liability to additional paid in capital and retained earnings	$1,031,703	$-

 The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred a loss of $1,111,257 and $728,842 for the nine months ended September 30, 2007 and 2006, respectively, and has a working capital deficiency of $736,270 as of September 30, 2007. The principal reasons for the recurring losses is due to the Company’s changed focus on developing its products for the commercial markets as it transitions away from the less profitable government services market. The Company expects the negative cash flow from operations to continue its trend through the next twelve months. These factors raise significant doubt about the ability of the Company to continue as a going concern.

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management has determined that as of September 30, 2007, an allowance of $2,364 is required.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years). Costs of maintenance and repairs are charged to expense as incurred.

Computer Software Development Costs

During 2007 and 2006, the Company capitalized certain software development costs. The Company capitalizes the cost of software in accordance with SFAS 86 once technological feasibility has been demonstrated, as the Company has in the past sold, leased or otherwise marketed their software, and plans on doing so in the future. The Company capitalizes costs incurred to develop and market their privacy preserving software during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the software, typically five years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events. The Company has not developed any software for internal use. For the nine months ended September 30, 2007 and 2006, the Company recognized $132,752 and $132,753 of amortization expense on its capitalized software costs, respectively.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

There were no options or warrants to purchase shares of common stock at September 30, 2006, and the Class A and Class B warrants were issued in October 2006 in the private placement however were not included as they would be considered anti-dilutive as the Company had a loss for this period.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

	Nine Months Ended
	September 30,	September 30,
	2007	2006

Net (loss)	$(1,111,257)	$(728,842)

Weighted-average common shares
outstanding :
Basic	10,102,325	5,350,000
Effect of dilutive securities-
warrants	-	-
Diluted	9,768,593	5,350,000

Basic net (loss) per share	$(0.11)	$(0.14)

Diluted net (loss) per share	$(0.11)	$(0.14)

Research and Development

Research and development costs are expensed as incurred. In addition, research and development costs of $32,033 and $ -0- have been included in indirect labor and $142,898 and $72,572 have been included in direct labor and subcontractor costs for the nine months ended September 30, 2007 and 2006, respectively.

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

NOTE 3- FIXED ASSETS

Fixed assets consist of the following as of September 30, 2007:

	Estimated Useful
	Lives (Years)

Computer equipment	5	$89,327
Office machinery and equipment	3	15,638
Furniture and fixtures	5	538
Automobile	5	58,476
		163,979
Less: Accumulated depreciation		(130,940)

Total, net		$33,039

Depreciation expense was $14,482 and $11,360 for the nine months ended September 30, 2007 and 2006, respectively.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 4- COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs consist of the following as of September 30, 2007:

	Estimated Useful
	Lives (Years)

Computer software development costs	5	$969,157

Less: Accumulated amortization		(592,227)

Total, net		$376,930

Amortization expense was $132,752 and $132,753 for the nine months ended September 30, 2007 and 2006, respectively. At March 31, 2007, the Company wrote off net software development costs of $10,473 relating to their Inferview product.

Amortization expense anticipated through September 30, 2010 is as follows:
Period ended September 30:
2008	$152,714
2009	145,418
2010	78,798

$376,930

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

As of September 30, 2007, the Company has an outstanding principal balance of $360,515. Interest expense on the SBA loan for the nine months ended September 30, 2007 and 2006 were $9,028 and $11,700, respectively.

Automobile Loan

The Company has a note payable with an automotive finance company in the original amount of $44,990 (the “Auto Note”). The Auto Note commenced in November 2003, and requires payments of $750 per month for a period of 60 months. The Auto Note is secured by the automobile.

As of September 30, 2007, the outstanding principal balance of the Auto Note was $9,748.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 5- NOTE PAYABLE (CONTINUED)

As of September 30, 2007, the repayment schedule of the Notes Payable for the next five years and in the aggregate are:

2008	$17,059
2009	9,141
2010	8,732
2011	9,088
2012	9,458
Thereafter	316,785
370,263
Less: current portion	(17,059)

Long-term portion	$353,204

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 7- STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

In April 2007, the Company issued 1,629,513 shares of stock in the exercise of Class A warrants issued in connection with the private placement. The Company received $406,378 in cash for these shares.

As of September 30, 2007, the Company has 10,758,905 shares issued and outstanding.

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

Options

There are no options outstanding, or granted as of September 30, 2007. In October 2007, the Company’s Board of Directors and Shareholders approved the adoption of an option plan for a total of 2,200,000 shares and issued 290,000 options that vest over a three-year period of time at a strike price of $.50 per share. (See Note-13)

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 8- RELATED PARTY TRANSACTIONS

The Company was advanced amounts as equity contributions by the Company’s President prior to the merger with Black Nickel Acquisition Corp. I. As of September 30, 2007, there is currently no outstanding amounts due the President of the Company. There were no other related party transactions during the nine months ended September 30, 2007 and 2006, respectively.

NOTE 9- COMMITMENTS

Rental

The Company leases office space under an operating lease that has initial or remaining non-cancelable lease terms and expires in November 2008. The lease agreement provides for an annual 4% escalation of the base rent. As of September 30, 2007, the following presents the approximate future minimum lease payments required under this lease:

For the Periods Ended
September 30,

2008	$105,297
2009	17,550

$122,847

Rent expense for the nine months ended September 30, 2007 and 2006 was $79,828 and $78,247, respectively.

Consulting Agreements

During 2007 and 2006, the Company entered into consulting agreements with marketing and strategic consulting groups with terms that do not exceed one year. These companies are to be paid fees for the services they perform. The Company has included these fees in their condensed consolidated statements of operations for the nine months ended September 30, 2007 and 2006.

Registration Rights Agreement

The Registration Rights Agreement dated October 23, 2006 between the Company and certain investors provided that the Company would accrue a penalty of 1% of the total shares of the Company’s common stock registered on Form SB-2 (the “Total Shares”), per month for each month beyond April 23, 2007 that Company’s registration statement on Form SB-2 failed to be effective up to a maximum of 10% of the Total Shares or 447,340 shares of common stock. The Company has incurred a penalty of 268,404 shares of its common stock as of September 10, 2007, the effective date of the Company’s registration statement. This liability has been accrued at a value of $.50 per share or $134,202 at September 30, 2007. The penalty shares noted above were issued in October 2007.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

At September 30, 2007, deferred tax assets consist of the following:

Net operating losses	$1,183,200

Valuation allowance	(1,183,200)

$-

At September 30, 2007, the Company had net operating loss carryforward in the approximate amount of $3,480,000, available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the nine months ended September 30, 2007 and 2006 is summarized below.

	2007	2006
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	6.0	6.0
Valuation allowance	28.0	28.0
	0%	0%

NOTE 11- DEFINED CONTRIBUTION PLAN

The Company has a retirement plan which satisfies the requirements of Section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of the participants’ elective deferrals. The Company made no such contributions for the nine months ended September 30, 2007 and 2006, respectively.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 12- MAJOR CUSTOMER

The Company’s contracts with agencies of the federal government accounted for 100% of its revenue and accounts receivable as of and for the nine months ended September 30, 2007 and 2006, respectively.

 NOTE 13- SUBSEQUENT EVENTS

Stock Option Plan

In October 2007, the Company’s Board of Directors and Shareholders approved the adoption of the Inferx 2007 Stock Incentive Plan (the “Plan”) for a total of 2,200,000 shares. In conjunction with the adoption of the Plan, the Company issued 290,000 options that generally vest over a three-year period at an exercise price of $.50.

Class A Warrant Exercise

On October 29, 2007 the Company made an offer to the holders of the remaining 699,879 Class A Warrants. Whereby, for each holder that exercises their remaining Class A Warrant by November 9, 2007, the Company would issue them a new warrant of equal value and identical terms of their original Class A Warrant. If all the remaining Class A Warrant holders exercise it would result in proceeds to the Company of approximately $350,000.

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

Historically, we have derived nearly all of our sales revenues under federal government contracts. Under these contracts, we performed research and development that enabled us to retain ownership of the intellectual property, which led to the creation of our current products. Due to the relatively small and uncertain margins associated with fixed price government contracts and the inherent limit of the market size, in fiscal 2002 we began to develop our software as a commercial product, concentrating on building specific applications that we believed would meet the needs of potential new customers. In fiscal 2003, we sold two commercial licenses. However, since fiscal 2004, all of our revenues have derived from government contracts. Currently, we have a contract with the Missile Defense Agency to develop a prototype application of our software and a contract with the Department of Veterans Affairs related to machine learning.

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

Stock-Based Compensation

We have adopted a qualified stock option plan that includes 2,200,000 shares of our common stock. As of September 30, 2007 no options were issued under our plan.

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

Nine Months Ended September 30, 2007 and 2006

Revenue for the nine months ended September 30, 2007 was $300,000, and increase of approximately $175,000, or 140%, from approximately $125,000 for the same period in 2006. The increase is a result of an increase in government contracts.

Direct costs were approximately $287,000 and $250,000 for the nine months ended September 30, 2007 and 2006 respectively. This represents an increase of approximately $37,000 or 14.7%. The difference is a result of increased direct labor of approximately $5,000 and an increase in subcontractor costs of approximately $65,000 that were a result of increased government contracts and a decrease in other direct costs of approximately $33,000. Accordingly, our gross margin increased in the nine months ended September 30, 2007 to 4.3% from (100)% for the same period in 2006.

Operating expenses which include indirect labor, professional fees, advertising, consulting and general and administrative, increased from approximately $584,000 for the nine months ended September 30, 2006 to approximately $1,107,000 for the same period in 2007. The increase of approximately $523,000 or 90% is primarily a result of an increase in indirect labor and fringes of approximately $281,000 due to increased staffing and salaries in 2007, an increase in professional fees of approximately $130,000 due to SEC filing expenses, an increase in outside sales and marketing consultants and increase of patent related costs in 2007, a reduction in general and administrative costs of approximately $44,000 due to decreases in printing and marketing costs in 2007, an increase in registration penalty of approximately $134,000 because the Company’s registration statement on form SB-2 was not effective in accordance with the terms of its registration rights agreement booked in 2007 and an impairment charge of approximately $10,000 due to a write down of capitalized software in 2007.

Three Months Ended September 30, 2007 and 2006

Revenue for the three months ended September 30, 2007 was $100,000, an increase of approximately $50,000, or 100%, from approximately $50,000 for the same period in 2006. This was a result of an increase in government contracts.

Direct costs for the three months ended September 30, 2007 were approximately $86,000 compared to approximately $67,000 for the same period in 2006, an increase of approximately $19,000, or 29.2%. This resulted primarily from approximately $26,000 of increased subcontractor costs due to increased government contracts and a decrease of approximately $8,000 in other direct costs. Accordingly, our gross margin increased in the three months ended September 30, 2007 to 14% from (33)% for the same period in 2006.

Operating expenses, which include indirect labor, professional fees, advertising, consulting and general and administrative, increased approximately $133,000 from approximately $261,000 for the period ended September 30, 2006 to approximately $363,000 for the same period in 2007. This represents an increase of 58%. The increase is primarily a result of increased indirect labor and fringes of $21,000 due to increased salaries and staffing in 2007, an increase in professional fees of approximately $65,000 due to SEC filing expenses and an increase in outside sales and marketing consultants and an increase in patent related costs in 2007, and an increase in registration penalty of approximately $45,000 because the Company’s registration statement on form SB-2 was not effective in accordance with the terms of its registration rights agreement booked in 2007.

Liquidity and Capital Resources

We had cash of approximately $2,000 at September 30, 2007 and a working capital deficit of approximately $736,000. During the nine months ended September 30, 2007, we used approximately $304,000 from our operations, approximately $167,000 in additional fixed assets and approximately $13,000 in debt repayments. Our cash needs were funded primarily by an exercise of a portion of our Class A warrants for approximately $406,000, a decrease in accounts receivable of $50,000 and an increase in accounts payable and accrued expenses of approximately $599,000.

We have entered in to employment contracts that range in length from three to five years with five employees. The contracts call for total annual compensation in the amount of $670,000. In October 2006, we executed a new contract with the Missile Defense Agency for approximately $400,000 that under the terms of the contract is to be completed within one year, $50,000 of which remains unbilled and unearned at September 30, 2007.

We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses, which we cannot give any assurance we will be able to accomplish. We are currently expending approximately $165,000 per month to support our operations, and under our projected growth plan, we would be expending approximately $250,000 per month by the middle of 2008. In November 2007 our Class A Warrant holders exercised 444,879 warrants at $.50 per share. The exercise provided approximately $222,000 in working capital. Along with the warrant exercise, our existing capital and contract is sufficient to fund our operations only through the remainder of 2007. If we are unable to generate increased revenue, it will be necessary for us to significantly reduce expenses or raise additional capital to stay in business. We estimate that we will require approximately $750,000 in additional capital to sustain our operations at their current level through the second quarter of 2008 and that we will require as much as $5,000,000 in additional revenues or $3,000,000 in additional funding to achieve our projected growth plan.

Although we believe the additional capital we will require will be provided either through the exercise of warrants, equity financing and/or increased revenue, we cannot assure you that the warrants will be exercised or that we can generate sufficient revenue to maintain projected operating levels. Accordingly, we may need to try to secure additional equity or debt financing which we cannot assure you would be available to us at prices that would be acceptable. Our failure to generate such revenue, reduce expenses or obtain necessary financing could impair our ability to stay in business and raises substantial doubt about our ability to remain as a going concern.

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

None, except as previously reported.

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

InferX Corporation

Dated: November 15, 2007	By:	/s/ B.K. Gogia
B.K. Gogia
President and Chief Executive Officer

InferX Corporation
Quarterly Report on Form 10-QSB
for the Quarterly Period Ended
September 30, 2007

- EXHIBIT INDEX -

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.