Form 10-K
period 2007-12-31
INFERX CORP
filed 2008-04-14
CIK 1329548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-51720

InferX Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	54-1614664
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 International Drive, Suite 110 McLean, Virginia	22102
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 917-0880

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The issuer’s revenues for the most recent fiscal year, ended December 31, 2007, were $371,093.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,460,423.

As of April 14, 2008, there were outstanding 13,530,892 shares of the registrant’s common stock, $.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE
None

– i –

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, including statements under “Item 1. Business,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, although the safe harbor under those statutes do not apply to companies such as InferX that issue penny stock. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or similar expressions or the negatives thereof. These expectations are based on management’s assumptions and current beliefs based on currently available information. Although we believe that the expectations reflected in such statements are reasonable, we can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. Our operations are subject to a number of uncertainties, risks and other influences, many of which are outside our control, and any one of which, or a combination of which, could cause our actual results of operations to differ materially from the forward-looking statements.

– ii –

PART I

Item 1.	Business

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

Historically, we have derived nearly all of our sales revenues under federal government contracts. Under these contracts, we performed research and development that enabled us to retain ownership of the intellectual property, which led to the creation of our current products. Due to the relatively small and uncertain margins associated with fixed price government contracts and the inherent limit of the market size, in fiscal 2002 we began to develop our software as a commercial product, concentrating on building specific applications that we believed would meet the needs of potential new customers. In fiscal 2003, we sold two commercial software licenses. However, since fiscal 2004, all of our revenues have derived from government contracts. Currently, we have one contract with the Department of Veterans Affairs.

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

InferTextTM

Based on InferAgent’s distributed architecture, InferText is designed to analyze unstructured content, such as documents, email and other types of text. Unlike traditional, keyword search based approaches to unstructured content, InferText transforms unstructured content into a format that facilitates the discovery of meaningful relationships among documents. We launched the commercial release of InferText in December 2007.

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

InferCluster is designed to automatically perform clustering on distributed data, which we believe no other clustering solution currently does. InferCluster uses the same distributed architecture as InferAgent. We launched the commercial release of InferCluster in December 2007.

Patents and Trademarks

We developed our technology primarily under Small Business Innovative Research contracts with the federal government. These government contracts allowed us to retain ownership of the intellectual property. Our technology is protected by the following patents:

Patent	Information	Dates	Status

InferView	Full application US Serial: 10/617,054	Filed July 2003	Published

InferAgent	US Patent No.: 7,308,436	Filed July 2003, Issued December 2007 Expires April 2024	Issued

A hybrid Bayesian decision tree for classification	Full application US Serial: 11/090,364	Filed March 2005	Published

InferCluster	Full application US Serial: 11/904,982	Filed September 2007	Pending

InferText	Full application US Serial: 11/904,674	Filed September 2007	Pending

Supply Chain Risk Assessment Application	Full application US Serial: 12/069,948	Filed February 2008	Pending

Our InferView patent protects the product’s unique graphical user interface that helps visualize decision making models.

The InferAgent patent covers the architecture, algorithms and framework underlying InferAgent’s distributed data mining processes.

The hybrid Bayesian decision tree for classification patent describes our method for increasing the speed of decision making.

Our InferCluster Patent protects our unique method of automatically identifying similarities and performing clustering without the need for user intervention.

The InferText patent covers the method for transforming unstructured content into a format that facilitates the discovery of meaningful relationships among documents and other data.

The Supply Chain Risk Assessment Application patent covers our methods of applying our technology to cargo risk assessment.

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

We believe our products offer the following advantages compared to our competition:

•	access and mine remote data

•	provide predictive analysis where many future risks and opportunities can be identified

•	work with multiple databases in different formats

•	integration of both structured and unstructured analysis

•	preserve the privacy of data

•	maintain the security and ownership of data

•	eliminate the need for creating data warehouses

•	provide near real time analysis and prediction

We believe access to additional data sources beyond those in a data warehouse provides a better basis for more accurate analysis. Also, we believe that the elimination of the need for a data warehouse will result in cost and time savings and reduce on-going support and maintenance expenses. Accordingly, we believe using our systems can result in a significant return on investment.

Sales and Marketing

We have used outside consultants to assist us in developing our marketing and collateral material, branding and Web design and content creation. We also use outside consultants to help develop market and media awareness campaigns along with public relations strategies. We are not substantially dependent on our relationship with these outside consultants to accomplish our marketing plans.

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

In addition, we engaged Michael D. Brown in marketing our products and services to senior government officials and members of Congress. Mr. Brown was formerly the Department of Homeland Security Under Secretary of Federal Emergency Management and Director of the Federal Emergency Management Agency. From September 2005 through March 17, 2008, Mr. Brown worked with us in the development, marketing and presentation of our products to potential government and commercial customers, and on March 17, 2008, Mr. Brown became our President and CEO.

We have positioned InferX as a leading provider of Privacy Preserving Real-Time Analytics solutions. With the assistance of our public relations firm, we have positioned key members of InferX management as industry experts where we provide expert analysis to the technical and media communities.

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

Our sales strategy is to identify potential customers by targeting entities where there is a need for advanced analyses and data privacy is a significant concern. Our early focus is on the following:

1.	components of DHS that are analyzing intelligence, detecting terrorist activities and detecting criminal activities or patterns;

2.	other U.S. federal government departments where focus is on:

•	detecting fraud, waste and abuse;

•	detecting criminal activities; or

•	improving service or performance;

3.	international supply chain participants, such as importers, sea carriers, sea ports and terminal operators;

4.	the financial community in need of advanced CRM solutions; and

5.	commercial enterprises that we expect would be early adopters of advanced analytics technologies, such as financial services and insurance firms.

In 2007, we began building our sales team and have hired two full-time professionals who are both salary and commission based. We are also focusing on building relationships with channel partners that are leading systems integrators, application developers and platform partners, to generate sales to high-volume data content owners both domestically and abroad. The channel partners will be compensated by substantial product discounts that are consistent in the industry.

Through 2008, we plan to expand our sales and marketing force to seven employees.

Customers

Government contracts are currently our sole source of revenue. For the past two years, payments under contracts with the Missile Defense Agency have accounted for substantially all of our revenues from operations. We expect that government contracts will continue to be a significant source of our revenues for the foreseeable future.

Research and Development

We have developed a company wide research and development plan which focuses on continued development and enhancement of the features and performance of our current products. We also have a detailed plan for the development of new product offerings. Three of our eight employees devote at least a portion of their time to research and development activities. During the last two fiscal years, our employees devoted approximately 25% of their time to research and development activities. Historically, our research and development has been performed pursuant to government contracts under which we retained the intellectual property rights to the technology.

Employees

We have eight employees: six full-time employees, five of whom devote at least a portion of their time to sales and marketing, one part time executive employee, and one part-time administrative employee. Six of our employees are members of management. To the best of our knowledge, we are in compliance with local prevailing wage, contractor licensing and insurance regulations. None of our employees is represented by any collective bargaining agreement, and our relationship with our employees is good.

Item 1A.	Risk Factors

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

As of the date of this filing, our directors and executive officers beneficially owned 5,121,239 shares, or approximately 37.5%, of our outstanding common stock in the aggregate. Because of the large percentage of stock held by our directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our stockholders.

The loss of our executive officers and certain other key personnel could hurt our business.

Our success wholly depends upon the personal efforts and abilities of our Chairman of the Board, officers and other key personnel, B.K. Gogia, Michael Brown, Scott Parliament, C. Vincent Tubbs, Jerzy Bala and Jesus Mena. The loss of or unavailability of the services of any one of these individuals would have a material adverse effect on our business prospects and/or potential earning capacity.

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

Most of our contracts with the government, including our current contract with the Department of Veterans Affairs contain standard provisions that provide for termination at the convenience of the government pursuant to which we are entitled to recover costs incurred, settlement expenses, and profit on work completed prior to termination.

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

Risks Related to Our Common Stock

Currently, there is a limited trading market for our common stock, which may adversely impact your ability to sell your shares and the price you receive.

There is currently a limited trading market for our common stock and a more active trading market for our common stock may never develop or be sustained. The market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely effect the market price of our common stock without regard to our operating performance. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time. Furthermore, for companies such as us whose securities are quoted on the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital. These factors may negatively impact your ability to sell shares of our common stock and the price you receive.

Our common stock is deemed to be a “penny stock,” which may make it more difficult for you to sell your shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or another national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. Remaining subject to the penny stock rules should be expected to have an adverse effect on the market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

We need to raise additional capital, but that capital may not be available.

Our existing capital is insufficient to fund our operations beyond the second quarter of 2008. We believe the anticipated revenues from potential customer contracts along with the sale of a limited amount of equity will enable us to meet our financial obligations as they become due. However, we are not generating sufficient revenues to increase our working capital or to carry out our proposed business objectives and continue to operate as a going concern beyond the near term, and we need to obtain additional financing or reduce our expenses by curtailing our operations.

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

Our audited financial statements for the years ended December 31, 2007 and 2006 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firms have issued their reports dated April 10, 2008 and February 16, 2007 in connection with the audit of our financial statements for the years ended December 31, 2007 and 2006 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our having sustained operating losses and capital deficits from operations. The fact that we have received this “going concern opinion” from our independent registered public accounting firm will likely make it more difficult for us to raise capital on favorable terms and could hinder, to some extent, our operations. Additionally, if we are not able to continue as a going concern, it is likely that stockholders will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Description of Property

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

Item 3.	Legal Proceedings

We are not aware of any pending legal proceedings against us.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information

Transactions in our common stock are presently quoted the OTC Bulletin Board under the symbol “IFRX”. Quotation of transaction in our common stock commenced on December 5, 2007.

The closing bid prices for our common stock for the period from December 5, 2007 through December 31, 2007, as reported by PinkSheets LLC, were $0.52 and $0.25, respectively. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of April 14, 2008, there were 36 record holders of 13,530,892 issued and outstanding shares of our common stock.

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

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and the notes thereto that appear in Item 8 of this annual report on Form 10-K.

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

Historically, we have derived nearly all of our sales revenues under federal government contracts. Under these contracts, we performed research and development that enabled us to retain ownership of the intellectual property, which led to the creation of our current products. Due to the relatively small and uncertain margins associated with fixed price government contracts and the inherent limit of the market size, in fiscal 2002 we began to develop our software as a commercial product, concentrating on building specific applications that we believed would meet the needs of potential new customers. In fiscal 2003, we sold two commercial licenses. However, since fiscal 2004, all of our revenues have derived from government contracts. Currently, we have one contract with the Department of Veterans Affairs.

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

Principles of Consolidation

The consolidated financial statements include those of InferX and our wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management has determined that as of December 31, 2007, an allowance of $2,364 is required.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years). Costs of maintenance and repairs are charged to expense as incurred.

Computer Software Development Costs

During 2007 and 2006, we capitalized certain software development costs. We capitalize the cost of software in accordance with SFAS 86 once technological feasibility has been demonstrated, as we have in the past sold, leased or otherwise marketed our software, and plans on doing so in the future. We capitalize costs incurred to develop and market our privacy preserving software during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the software, typically five years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events. We have not developed any software for internal use. For the years ended December 31, 2007 and 2006, we recognized $177,003 and $177,003 of amortization expense on our capitalized software costs, respectively. Commencing January 1, 2008, we placed an additional $226,084 of software development into service, which will be amortized over a three year period.

Recoverability of Long-Lived Assets

We review the recoverability of our long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on our ability to recover the carrying value of long-lived assets from expected future cash flows from operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale are carried at the lower of the then current carrying value or fair value less estimated costs to sell.

Revenue Recognition

We generate revenue from professional services rendered to customers as well as from application management support contracts with governmental units. Our revenue is generated under time-and-material contracts and fixed-price contracts.

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

Fixed-Price Contracts

Revenue from firm-fixed-price contracts is recognized upon achievement of the milestones contained in the contracts in accordance with the provisions of Staff Accounting Bulletin 104. Revenue is not recognized until collectability is assured, which does not take place until completion of the particular milestone. Costs are recognized as services are performed.

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

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next interim period after December 15, 2005. We adopted these provisions as of January 1, 2006, and this adoption did not have a material effect on our operations.

On January 1, 2006, we adopted the provisions of FAS No. 123R “Share-Based Payment” (“FAS 123R”) which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, we measured compensation expense for all share-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. In the notes to our consolidated financial statements, we have provided pro forma disclosure amounts in accordance with FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“FAS 148”), as if the fair value method defined by FAS No. 123, “Accounting for Stock Based Compensation” (“FAS 123”) had been applied to our stock-based compensation.

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

Our warrants issued in the private placement in October 2006, were not stock based compensation. Our options issued in October 2007 were considered stock based compensation (see Note 7 to our consolidated financial statements).

Concentrations

We have derived all of our revenue from two customers with 95% and 100% for the years ended December 31, 2007 and 2006, respectively, of the revenue from one of these customers.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of accounts receivable. To date, accounts receivable have been derived from contracts with agencies of the federal government. Accounts receivable are generally due within 30 days and no collateral is required.

Segment Reporting

We follow the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard requires that companies disclose operating segments based on the manner in which management disaggregates the company in making internal operating decisions. We believe that there is only one operating segment.

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to us for similar borrowings. For the warrants that are classified as derivatives, fair values were calculated at net present value using our weighted average borrowing rate for debt instruments without conversion features applied to total future cash flows of the instruments.

Convertible Instruments

We review the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features, where the ability to physical or net-share settle the conversion option is not within our control, are bifurcated and accounted for as a derivative financial instrument. Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of the debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method.

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

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of December 31, 2007, no additional accrual for income taxes is necessary.

(Loss) Per Share of Common Stock

Basic net (loss) per common share (“EPS”) is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when we report a loss because to do so would be anti-dilutive for the periods presented.

The Class A and Class B warrants were issued in October 2006 in the private placement however were not included as they would be considered anti-dilutive as we had a loss for this period.

Research and Development

Research and development costs are expensed as incurred. In addition, research and development costs of $32,127 and $49,366 have been included in indirect labor and $183,548 and $104,782 have been included in direct labor and subcontractor costs for the years ended December 31, 2007 and 2006, respectively.

Recent Issued Accounting Standards

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on our consolidated financial statements.

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

In December 2006, the FASB Staff issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”). EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Application of EITF 00-19-02 resulted in an adjustment in January 2007 reclassifying the derivative liability to additional paid-in capital and retained earnings. The adjustment reduced the derivative liability by $1,031,703 and increased additional paid-in capital by $547,086 and increased retained earnings by $484,617 which was the cumulative-effect adjustment resulting from the adoption of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of SFAS No. 160 will have on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141.

SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to our results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expresses the current view of the staff that it will accept a company's election to use the simplified method discussed in Staff Accouting Bulletin No. 107, “Share Based Payment", (“SAB107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates.  SAB 110 became effective for us on January 1, 2008. The adoption of SAB 110 is not expected to have a material impact on our final position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the consolidated financial statements upon adoption.

Results of Operations and Financial Condition

Fiscal Years Ended December 31, 2007 and 2006

Revenue for the year ended December 31, 2007 was approximately $371,000, an increase of approximately $171,000, or 86% from approximately $200,000 for the same period in 2006. This was a result of increased federal contracts related to the Company’s core competencies.

Direct costs for the year ended December 31, 2007 were approximately $373,000 compared to approximately $282,000 for the same period in 2006, an increase of approximately $91,000 or 32%. Direct costs before capitalization of labor costs were approximately $452,000 in 2007 and $317,000 in 2006, representing capitalized labor of approximately $98,000 and $35,000 in 2007 and 2006, respectively. The increase in direct costs in 2007 resulted primarily from increases related to additional contract requirements. Specifically, an increase in subcontract labor of approximately $54,000, increases in other costs of approximately $12,000 and a gross increase in direct labor of $24,000 over 2006. Because of our increased revenues our gross margin increased in the year ended December 31, 2007 to (0%) from (41%) for the same period in 2006.

Operating expenses, which include indirect labor, professional fees, advertising, consulting and general and administrative, increased approximately $601,000 from approximately $1,090,000 for the year ended December 31, 2006 to approximately $1,691,000 for the same period in 2007. This represents an increase of 55%. The increase is the result of the following: an increase in indirect and overhead labor and fringes of approximately $256,000 resulting from costs related to an increase in staffing in 2007; an increase in professional services of approximately $114,000, consisting primarily of increased legal and filing costs related to public filings; an increase in share based compensation of approximately $28,000 as a result of options issued under the Company’s option plan; an increase in travel of approximately $21,000 due to increased sales and development activity; and increase in General and Administrative costs of approximately $31,000; an increase in Registration Penalty expenses of approximately $134,000 due to a penalty required in 2007 due to the timing of the effectiveness of the Company’s registration statement and an increase in depreciation and impairment of approximately $14,000 due primarily to the 2007 impairment charge on the Company’s InferView product.

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

Liquidity and Capital Resources

We had cash of approximately $2,000 at December 31, 2007 and a working capital deficit of approximately ($796,000). During the year ended December 31, 2007, we used approximately $502,000 from our operations. Operations were funded primarily from the exercise of warrants of approximately $629,000.

In October 2006, we completed a private placement in which the investors paid $.50 per share of common stock, and also received one five-year warrant with an exercise price of $.50 and one five-year warrant with an exercise price of $.62. We sold 2,329,392 units in the private placement (including $362,196 in cancellation of indebtedness and accrued interest under outstanding bridge loans), resulting in gross cash proceeds of approximately $802,500. In April 2007, we and holders of our Class A warrants agreed to reduce the exercise price of 80% of the Class A warrants to $.25 per share for a period of two weeks. We received approximately $407,000 from the exercise of 1,629,513 warrants. In November 2007, the holders of our Class A warrants exercised an additional 444,879 warrants resulting in gross cash proceeds of approximately $222,000.

We have entered in to employment contracts that range in length from three to five years with five employees. The contracts call for total annual compensation in the amount of $848,000.

We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses, which we cannot give any assurance we will be able to accomplish. We are currently expending approximately $125,000 per month to support our operations, and under our projected growth plan, we would be expending approximately $250,000 per month by the end of fiscal 2008. Along with revenues from our existing contracts, we believe our existing capital is sufficient to fund our operations only through the second quarter of 2008. If we are unable to generate increased revenue, it will be necessary for us to significantly reduce expenses or raise additional capital to stay in business. We estimate that we will require approximately $1,000,000 in additional capital to sustain our operations at their current level through fiscal 2008 and that we will require as much as $3,000,000 in additional revenues or $1,500,000 in additional funding to achieve our projected growth plan.

Although we believe the additional capital we will require will be provided either through the exercise of warrants, debt and/or increased revenue, we cannot assure you that the warrants will be exercised, we can obtain debt at acceptable terms or that we can generate sufficient revenue to maintain projected operating levels. Accordingly, we may need to try to secure additional equity or debt financing which we cannot assure you would be available to us at prices that would be acceptable. Our failure to generate such revenue, reduce expenses or obtain necessary financing could impair our ability to stay in business and raises substantial doubt about our ability to remain as a going concern.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The information required by this item appears following Item 15 of this report and is incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective due to the existence of material weaknesses in our internal control over financial reporting, discussed below.

Management’s Report on Internal Control Over Financial Reporting.

Internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, and in consultation with our board of directors, has established and maintained policies and procedures designed to maintain the adequacy of our internal control over financial reporting that it believes are appropriate in light of our limited activities, personnel and resources as a development stage company, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions and dispositions of our assets;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2007 due to the existence of several material weaknesses in our internal control over financial reporting, discussed below. Our Board of Directors has reviewed the results of management’s assessment. In addition, on a quarterly basis we will evaluate any changes to our internal control over financial reporting to determine if material changes occurred.

Material Weaknesses in Internal Controls

During the conduct of our assessment of internal control over financial reporting, we identified two material weaknesses and have advised the Board of Directors that the following material weaknesses existed at December 31, 2007. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a “material weakness” is a control deficiency or a combination of control deficiencies such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses exist in (i) the lack of independent oversight by an audit committee of independent members of the Board of Directors and (ii) the lack of segregation of duties in the financial reporting and compliance functions. Due to the lack of resources, we have not taken any substantial steps towards resolving the material weaknesses described above.

While these material weaknesses did not have an effect on our reported results or result in the restatement of any previously issued financial statements or any other related disclosure, they nevertheless constituted deficiencies in our controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002, and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite those deficiencies in our internal controls, management believes that there were no material inaccuracies or omissions of material fact in this annual report.

The elimination of the material weaknesses identified above will be among our highest priorities once we have sufficient resources to devote.

We cannot provide any assurance that neither we nor our independent auditors will in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions of deterioration in the degree of compliance with policies or procedures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in internal control over financial reporting.

During the last fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, position and term of directorship, as applicable, of each of our directors and executive officers. Directors are elected annually. Officers are selected by the Board of Directors and serve at the pleasure of the Board.

Name and Position	Age	Director Since

B.K. Gogia Chairman of the Board of Directors	56	2006

Michael D. Brown President and Chief Executive Officer	53	–

Dr. Jerzy W. Bala Chief Technical Officer and a Director	48	2006

Scott B. Parliament Chief Financial Officer and a Director	50	2006

Jesus Mena Chief Strategy Officer	61	–

Management Biographies

B.K. Gogia – Mr. Gogia has been a director of InferX since our acquisition of InferX Virginia in October 2006 and was our President and Chief Executive Officer from October 2006 through March 17, 2008. Mr. Gogia was the founder of and had been President, CEO and Director of InferX Virginia since its inception in 1992. Prior to the formation of InferX Virginia, Mr. Gogia was Technical Director/Software Manager with Science Applications International Corporation (SAIC), and held senior technical positions with L3 Corporation and Lockheed Martin Corporation. Mr. Gogia began his career as a systems engineer and software developer with Data General Corporation in the field of compilers and operating systems.

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

Michael D. Brown – Mr. Brown has been our President and Chief Executive Officer since March 17, 2008. Commencing in 2001 Mr. Brown served as General Counsel of the Federal Emergency Management Agency (“FEMA”), and from April 2003 to September 2005 served as Undersecretary of Emergency Preparedness and Response, a division of the Department of Homeland Security, also referred to as Director of FEMA. Since September 2005, Mr. Brown has served as a consultant and assisted InferX in the development, marketing and presentation of its products to potential government and commercial customers.

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

Other Significant Employees

C. Vincent Tubbs – Mr. Tubbs has been our Vice President of Sales since October 2007. Previously, Mr. Tubbs served from September 2006 to September 2007 as General Manager of Federal Sales and Operations for Narus Inc., a privately-held company that provides real-time traffic intelligence for the protection and management of large IP networks. Prior to Narus Inc., from September 2003 to August 2006, Mr. Tubbs served as Senior Manager Government Business Development for Lucent Technologies/Bell Labs, which subsequently combined operations with Alcatel. From September 2002 to September 2003, Mr. Tubbs was Assistant Director Government Solutions for Wiltel Communications Group LLC, a privately-held provider of voice, data, video and IP services that was subsequently sold to Level 3 Communications, Inc.

There are no family relationships among the officers and directors.

Compliance with Section 16(a) of the Securities Exchange Act

Based solely upon a review of Forms 3 and 4 furnished under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year, Forms 5 furnished with respect to our most recent fiscal year and any written representations received from persons required to file such forms, the following persons - either officers, directors or beneficial owners of more than ten percent of any class of equity we have registered pursuant to Section 12 of the Securities Exchange Act - failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years: Scott Parliament failed to file one Form 4 with respect to one transaction.

Code of Ethics

We have not adopted a Code of Ethics, but we intend to do so in 2008.

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

Item 11.	Executive Compensation

Compensation paid to B.K. Gogia, as President and Chief Executive Officer during the fiscal year ended December 31, 2007, and each other executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2007 are set forth in the Summary Compensation Table below.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

B.K. Gogia	2007	$180,000	–	–	$1,961	–	–	$25,649	(1)	$207,610
President and Chief Executive	2006	82,500	–	–	–	–	–	23,100	(1)	105,600
Officer (PEO)	2005	24,311	–	–	–	–	–	23,254	(1)	47,565

Jerzy W. Bala	2007	$140,000	–	–	$981	–	–	–		$140,981
Chief Technical Officer, VP	2006	64,167	–	–	–	–	–	–		64,167
	2005	37,687	–	–	–	–	–	–		37,687

Scott B. Parliament	2007	$150,000	–	–	$981	–	–	–		$150,981
Chief Financial Officer, VP	2006	68,750	–	–	–	–	–	–		68,750
	2005	–	–	–	–	–	–	–		–

Jesus Mena	2007	$100,000	–	–	$4,249	–	–	–		$104,249
Chief Strategy Officer	2006	37,138	–	–	–	–	–	–		37,138
	2005	–	–	–	–	–	–	–		–

(1)
Consists of an automobile allowance in the amounts of $9,942, $9,073 and $8,998, and life insurance premiums for which we are not the beneficiary in the amounts of $15,707, $14,027 and $14,256, for the years ended December 31, 2007, 2006 and 2005, respectively.

In May 2006, we entered into employment agreements with four executive officers: B.K. Gogia, Dr. Jerzy W. Bala, Scott B. Parliament and Jesus Mena. The employment agreements with Dr. Bala, Mr. Parliament and Mr. Mena each have a term of three years, and Mr. Gogia’s agreement has a term of five years. Each of these employment agreements are terminable by the company during the term with or without cause. The employment agreements are terminable by the executives for “good reason”, including a material breach of the employment agreement not cured within 15 days. Upon termination for “good reason” by the executive or by the company without cause, Mr. Parliament and Mr. Mena would receive a six month severance payment, Dr. Bala’s severance payment would be for nine months and Mr. Gogia’s severance payment would be the greater of two years or the remaining term of his employment agreement. Under their employment agreements each of the employees is eligible for a bonus upon achieving objectives determined by management for each executive for achieving certain performance targets. For the fiscal year ended December 31, 2007 and 2006, each executive agreed that no performance targets would be set and no bonuses would be paid.

On March 17, 2008, we entered into an Executive Employment Agreement with Michael D. Brown. Under the terms of his executive employment agreement, Mr. Brown will receive a base salary of $48,000 that will increase to $120,000 per annum, payable semi-monthly, in the month following a quarterly reporting period in which the Company reports EBITDA of $250,000 or more. Mr. Brown is eligible for a bonus at the discretion of the Board of Directors. Under his executive employment agreement, Mr. Brown will receive an option to acquire 150,000 shares of InferX’s common stock as follows: 50,000 options upon InferX executing contracts that will generate $500,000 in gross revenues over the term of the contracts; 50,000 options upon InferX executing contracts that will generate $1,000,000 in gross revenues over the term of the contracts; and 50,000 upon InferX executing contracts that will generate $1,500,000 in gross revenues over the term of the contracts. All options will be subject to accelerated vesting if Mr. Brown’s employment is terminated by him for Good Reason, as that term is defined in his agreement. Mr. Brown had a consulting agreement with InferX dated December 5, 2006 under which he assisted InferX in the development, marketing and presentation of its products to potential government and commercial customers. The consulting agreement had a term of 12 months, and we agreed to pay Mr. Brown $8,000 per month during the term of the consulting agreement plus an 8% commission on any product sales and a 3% commission on consulting services that he generated. Mr. Brown also was granted an option to purchase up to 75,000 shares of our common stock at a price of $.50 per share, vesting in four equal installments on February 28, May 31, August 31 and November 30, 2007, subject to certain conditions.

We have a 401(k) plan for which we provide no matching funds. In October 2007, we adopted a qualified stock option plan that will include up to 2,200,000 shares of our common stock. No other retirement, pension, or profit sharing exist.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable		Unexercisable		(#)	($)	Date	(#)	($)	(#)	($)

B.K. Gogia	10,000	(1)	–		–	$0.50	10/23/17	–	–	–	–

Jerzy W. Bala	5,000		–		–	$0.50	10/23/17	–	–	–	–

Scott B. Parliament	5,000		–		–	$0.50	10/23/17	–	–	–	–

Jesus Mena	21,667		33,333	(2)	–	$0.50	10/23/17	–	–	–	–

(1)	Includes 5,000 shares underlying options granted to Mr. Gogia’s spouse.

(2)	Vests as to 16,667 on August 1, 2008 and as to the remaining 16,666 on August 1, 2009.

The table entitled “DIRECTOR COMPENSATION” and the discussion related to that tables have been omitted because no compensation required to be reported in that table was awarded to, earned by or paid to any of the directors in any of the covered fiscal years.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 14, 2008, certain information concerning the beneficial ownership of common stock by (i) each person known by the company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The calculation of the percentage owned is based on 13,530,892 shares outstanding (plus, with respect only to each holder of securities that are exercisable for or convertible into common stock within 60 days, shares underlying such securities). The address of each of the directors and executive officers listed below is c/o InferX Corporation, 1600 International Drive, Suite 110, McLean, Virginia 22102 unless otherwise indicated.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares Owned

B.K. Gogia	4,263,079	(1)	31.5%

Michael D. Brown	75,000	(2)	*

Jerzy W. Bala	580,384	(3)	4.3%

Scott B. Parliament	181,109	(4)	1.3%

Jesus Mena	21,667	(5)	*

Robert B. Prag 2455 El Amigo Road Del Mar, CA 92014	668,150	(6)	4.9%

John Lemak Sandor Capital Master Fund, L.P. 2828 Routh Street, Suite 500 Dallas, TX 75201	1,357,580	(7)	9.9%

Lacuna Venture Fund LLLP c/o Lacuna Ventures 1100 Spruce Street, Suite 202 Boulder, CO 80302	2,896,428	(8)	19.9%

All directors and executive officers as a group (5 persons)	5,121,239	(1)(2) (3)(4)(5)	37.5%

* Less than 1%

(1)
Includes 177,330 shares owned directly by Mr. Gogia’s daughter, 177,330 shares owned directly by Mr. Gogia’s son, and 35,466 shares owned directly by Mr. Gogia’s spouse. Also includes 5,000 shares underlying currently exercisable options owned directly by Mr. Gogia and 5,000 shares underlying currently exercisable options owned directly by Mr. Gogia’s spouse. Mr. Gogia disclaims beneficial ownership of all shares owned directly by others.

(2)	Represents shares underlying currently exercisable options owned directly by Mr. Brown.

(3)	Includes 5,000 shares underlying currently exercisable options owned directly by Dr. Bala.

(4)
Includes 10,000 shares owned directly by one of Mr. Parliament’s sons, and 10,000 shares owned directly by another of Mr. Parliament’s sons. Also includes 5,000 shares underlying currently exercisable options owned directly by Mr. Parliament. Mr. Parliament disclaims beneficial ownership of all shares owned directly by others.

(5)	Represents shares underlying currently exercisable options owned directly by Mr. Mena.

(6)
Based upon information provided to or otherwise known by the company and contained in the amended Schedule 13G filed by Mr. Prag on November 3, 2006. By their terms, the warrants held by Mr. Prag are not exercisable to the extent that exercise would result in Mr. Prag’s beneficial ownership of greater than 4.99% of the company’s issued and outstanding common stock. If all of his warrants were exercisable in full, Mr. Prag would beneficially own 875,118 shares of common stock, which would represent beneficial ownership of approximately 6.37% of the company’s issued and outstanding common stock.

(7)
Based upon information provided to or otherwise known by the company and contained in the Schedule 13G filed by Sandor Capital Advisors, LLC, a Texas limited liability company (“Sandor Advisors”), and Mr. Lemak, the principal of Sandor Advisors, on November 1, 2006. Includes 357,173 shares directly owned by Mr. Lemak. Also includes 182,033 of the 1,020,908 shares issuable upon the exercise of warrants owned by Sandor Advisors and held by Sandor Capital Master Fund, L.P. (“Sandor Capital”) (713,940 shares) and Mr. Lemak (306,968 shares), in the aggregate, that are exercisable within 60 days. By their terms, the warrants held by Sandor Capital and Mr. Lemak are not exercisable to the extent that exercise by either of them would result in the joint beneficial ownership by Sandor Advisors and Mr. Lemak of greater than 9.99% of the company’s issued and outstanding common stock. If all of the warrants were exercisable in full, Sandor Advisors and Mr. Lemak would jointly beneficially own 2,196,455 shares of common stock, which would represent beneficial ownership of approximately 15.09% of the company’s issued and outstanding common stock. Mr. Lemak makes investment decisions on behalf of Sandor Advisors.

(8)
Based upon information provided to or otherwise known by the company and contained in the Schedule 13G filed by Lacuna Venture Fund LLLP (“Lacuna Venture Fund”), Lacuna Ventures GP LLLP (“Lacuna GP”) and Lacuna, LLC (“Lacuna LLC,” and, together with Lacuna Venture Fund and Lacuna GP, the “Lacuna Entities”) on November 3, 2006. Also includes 1,024,021 of the 1,800,000 shares issuable upon the exercise of warrants owned by the Lacuna Entities that are exercisable within 60 days. By their terms, the warrants held by Lacuna Venture Fund are not exercisable to the extent that exercise would result in the Lacuna Entities’ beneficial ownership of greater than 19.99% of the company’s issued and outstanding common stock. If all of the warrants were exercisable in full, the Lacuna Entities would beneficially own 3,672,407 shares of common stock, which would represent beneficial ownership of approximately 23.95% of the company’s issued and outstanding common stock. Rawleigh Ralls makes investment decisions on behalf of each of the Lacuna Entities.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Registration Rights

In connection with our acquisition of InferX Virginia, the October 2006 private placement, and certain other agreements, we have agreed to file registration statements under the Securities Act to register the resale of our common stock beneficially owned by our former directors, officers and stockholders, Paul T. Mannion Jr., Andrew Reckles and Robert B. Prag, as well as the individuals who became directors, officers and significant stockholders following the acquisition: B.K. Gogia, Jerzy W. Bala and Scott B. Parliament. In addition, if we fail to meet certain deadlines in filing or having the registration statements declared effective, some of these individuals will be entitled to receive additional shares of common stock as a penalty. As a penalty 268,404, shares of stock were issued in 2007 to satisfy the obligation.

Transactions between Black Nickel and the Founding Stockholders

Immediately prior to the consummation of our acquisition of InferX Virginia, we acquired an aggregate of 300,000 shares of our common stock from Messrs. Mannion, Reckles and Prag for an aggregate purchase price of $300.00.

Director Independence

The Board of Directors has determined that none of its directors is an “independent director.”

Item 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and reviews of the quarterly financial statements was $38,000 and $30,000, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Our consolidated financial statements for the fiscal years ended December 31, 2007 and 2006 are filed with this report.

Exhibit Index

3(i)	Certificate of Incorporation, as amended on October 27, 2006 (incorporated by reference to Exhibit 3(i) to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

3(ii)	By-laws (incorporated by reference to Exhibit 3(ii) to the registrant’s Registration Statement on Form 10-SB, filed on January 12, 2006)

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

4.2	Form of Class A warrant to purchase common stock (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

4.3	Form of Class B warrant to purchase common stock (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

4.4	Registration Rights Agreement (incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

10.1	Lease of the registrant’s principal executive offices, as amended (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

10.2	Employment Agreement with B.K. Gogia (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

10.3	Employment Agreement with J. Bala (incorporated by reference to Exhibit 10.1 to Amendment No 1 to the registrant’s Current Report on Form 8-K, filed on November 1, 2006)

10.4	Employment Agreement with S. Parliament (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on November 16, 2006)

10.5	Employment Agreement with J. Mena (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

10.6	Subscription Agreement (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

10.7
Agreement and Plan of Merger by and among Black Nickel Acquisition Corp. I, InferX Acquisition Corp. and InferX Corporation, dated October 24, 2006 (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

10.8	Consulting Agreement with Michael D. Brown (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K, filed on December 18, 2006)

10.9	Executive Employment Agreement with Michael D. Brown (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on March 19, 2008)

10.10	InferX Corporation 2007 Stock Incentive Plan

10.11	Form of Convertible Note (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K, filed on March 12, 2008)

10.12	Form of Security Agreement (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K, filed on March 12, 2008)

10.13	Task/Delivery Order for Supplies or Services issued by the U.S. Department of Veterans Affairs on October 24, 2007

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F–1
Report of Independent Registered Public Accounting Firm	F–2
Consolidated Balance Sheets as of December 31, 2007 and 2006	F–3
Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006	F–4
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2007 and 2006	F–5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006	F–6
Notes to Consolidated Financial Statements	F–7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
InferX Corporation
McLean, Virginia

We have audited the accompanying consolidated balance sheet of InferX Corporation (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InferX Corporation as of December 31, 2007, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP
New York, NY
April 10, 2008

F–1

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

/s/Michael Pollack CPA

Cherry Hill, New Jersey
February 16, 2007, except for Note 13, which is dated May 24, 2007

F–2

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
CURRENT ASSETS
Cash	$1,670	$79,554
Accounts receivable, net	-	50,000
Prepaid expenses and other current assets	7,505	7,505
Total current assets	9,175	137,059

Fixed assets, net of depreciation	31,047	29,198

Other Asset
Computer software development costs, net of amortization	350,246	371,439
Total other asset	350,246	371,439

TOTAL ASSETS	$390,468	$537,696

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$803,731	$129,394
Derivative liability	-	1,031,703
Liability for stock to be issued	15,000	-
Current portion of notes payable	15,703	16,900
Total current liabilities	834,434	1,177,997

Long-term Liabilities
Notes payable, net of current portion	350,307	366,028

TOTAL LIABILITIES	1,184,741	1,544,025

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, 75,000,000 shares authorized and 11,472,188 and 9,129,392 shares issued and outstanding	1,147	913
Additional paid-in capital	3,278,517	1,846,575
Retained earnings (defict)	(4,073,937)	(2,853,817)
Total stockholders' equity (deficit)	(794,273)	(1,006,329)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$390,468	$537,696

The accompanying notes are an integral part of these consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

REVENUE	$371,093	$199,991

COST OF REVENUES
Direct labor and other finges	79,354	55,000
Subcontractor	104,191	49,782
Other direct costs	12,132	-
Amortization of computer software development costs	177,003	177,003
Total costs of revenues	372,680	281,785

GROSS (LOSS)	(1,587)	(81,794)

OPERATING EXPENSES
Indirect and overhead labor and fringes	716,416	460,261
Professional fees	537,665	424,117
Share based compensation	27,613	-
Travel related costs	44,288	23,282
Rent	106,789	104,181
General and administrative	94,070	62,860
Registration penalty	134,202	-
Depreciation and impairment	29,707	15,290
Total operating expenses	1,690,750	1,089,991

NET LOSS FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES	(1,692,337)	(1,171,785)

OTHER EXPENSE
Loss on fair value of derivative liability	-	484,616
Interest expense, net of interest income (including $0 and $529,423 in shares issued for debt)	12,400	554,757

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(1,704,737)	(2,211,158)

Provision for income taxes	-	-

NET (LOSS) APPLICABLE TO SHARES	$(1,704,737)	$(2,211,158)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.17)	$(0.75)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,324,653	2,942,269

The accompanying notes are an integral part of these consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance - December 31, 2005, as restated	-	$-	2,743	$2,743	$523,370	$(642,659)	$(116,546)

Issuance of shares for cash	-	-	5	5	19,995	-	20,000

Issuance of shares for conversion of accounts payable	-	-	10	10	40,238	-	40,248

Issuance of shares for consulting fees	-	-	63	63	251,937	-	252,000

Issuance of shares for guarantee of promissory notes	-	-	132	132	529,291	-	529,423

Contribution of capital by shareholder	-	-	-	-	6,029	-	6,029

To reflect share issuance in reverse merger, net of the 2,953 shares cancelled)	-	-	6,797,047	(2,273)	5,832	-	3,559

Issuance of shares in the private placement, net of $147,493 of closing costs, and $547,087 applied to derivative liability for the proceeds of the warrants	-	-	2,329,392	233	469,883	-	470,116

Net loss for the year, as previously reported	-	-	-	-	-	(2,277,408)	(2,277,408)

Prior period adjustment	-	-	-	-	-	66,250	66,250

Net loss for the year, as restated	-	-	-	-	-	(2,211,158)	(2,211,158)

Balance - December 31, 2006, as restated	-	-	9,129,392	913	1,846,575	(2,853,817)	(1,006,329)

Exercising of warrants to common stock	-	-	2,074,392	207	628,611	-	628,818

Issuance of shares for penalty under registration rights agreement	-	-	268,404	27	134,175	-	134,202

Change in classification of derivatives based on EITF 00-19-2	-	-	-	-	547,086	484,617	1,031,703

Warrants issued to consultant	-	-	-	-	94,457	-	94,457

Vested stock options issued	-	-	-	-	27,613	-	27,613

Net loss for the year	-	-	-	-	-	(1,704,737)	(1,704,737)

Balance - December 31, 2007	-	$-	11,472,188	$1,147	$3,278,517	$(4,073,937)	$(794,273)

The accompanying notes are an integral part of these consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,704,737)	$(2,211,158)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Stock issued for services - pre-merger	-	252,000
Stock issued for guarantee of debt - pre-merger	-	529,423
Cash received in merger with Black Nickel	-	3,559
Loss on fair value of derivative liability	-	484,616
Services rendered for liability for stock to be issued	15,000	-
Stock issued for penalty under registration rights agreement	134,202	-
Warrants issued to consultant	94,457	-
Share based compensation	27,613	-
Amortization of computer software development costs	177,003	177,003
Depreciation and amortization	29,707	15,290

Change in assets and liabilities
(Increase) decrease in accounts receivable	50,000	(25,002)
Decrease in prepaid expenses and other current assets	-	8,442
Increase (decrease) in accounts payable and accrued expenses	674,337	(22,049)
Total adjustments	1,202,319	1,423,282
Net cash (used in) operating activities	(502,418)	(787,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,083)	(8,423)
Computer software development costs	(166,283)	(34,896)
Net cash (used in) investing activities	(187,366)	(43,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in cash overdraft	-	(12,071)
Issuance of stock for cash pre-merger	-	20,000
Contributions of capital pre-merger	-	6,029
Issuance of stock and warrants in private placement, net of closing costs of $147,493	-	1,017,203
Exercise of warrants	628,818	-
Borrowings of promissory notes	-	350,000
(Repayment) of promissory notes	-	(350,000)
(Repayment) of notes payable	(16,918)	(75,412)
Borrowings (repayment) of note payable - related partry	-	(45,000)
Net cash provided by financing activities	611,900	910,749

NET INCREASE IN CASH AND CASH EQUIVALENTS	(77,884)	79,554

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	79,554	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,670	$79,554

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the year for interest	$12,628	$27,596

SUPPLEMENTAL INFORMATION ON NONCASH ACTIVITY
Conversion of notes payable to accounts payable	$-	$57,537
Conversion of accounts payable to stock - pre-merger	$-	$40,248
Stock issued for services - pre-merger	$-	$252,000
Stock issued for guaranty of debt - post-merger	$-	$529,423
Stock issued for penalty shares under registration rights agreement	$134,202	$-
Warrants issued to consultant	$94,457	$-
Share based compensation	$27,613	$-
Services rendered for liability for stock to be issued	$15,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

InferX was incorporated under the laws of Delaware in 1999. On December 31, 2005, InferX and Datamat Systems Research, Inc. (“Datamat”), a company incorporated in 1992 under the corporate laws of the Commonwealth of Virginia executed an Agreement and Plan of Merger (the “Merger”). InferX and Datamat had common majority ownership and directors. The financial statements herein reflect the combined entity, and all intercompany transactions and accounts have been eliminated. As a result of the Merger, InferX merged with and into Datamat, the surviving entity. Upon completion, Datamat changed its name to InferX Corporation.

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

F–7

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred a loss of $1,704,737 and $2,211,158 for the years ended December 31, 2007 and 2006, respectively, and has a working capital deficiency of $825,259 as of December 31, 2007. The principal reasons for the recurring losses is due to the Company’s changed focus on developing its products for the commercial markets as it transitions away from the less profitable government services market. The Company expects the negative cash flow from operations to continue its trend through the next six months until proposals that are in process become executed agreements and revenue is recognized from these agreements. These factors raise significant doubt about the ability of the Company to continue as a going concern.

Management’s plans to address these conditions include continued efforts to obtain government contracts as well as commercial contracts through expanding sources and new sales personnel, along with new technology, and the raising of additional capital through the sale of the Company’s stock.

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

F–8

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

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

F–9

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management has determined that as of December 31, 2007, an allowance of $2,364 is required.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years). Costs of maintenance and repairs are charged to expense as incurred.

Computer Software Development Costs

During 2007 and 2006, the Company capitalized certain software development costs. The Company capitalizes the cost of software in accordance with SFAS 86 once technological feasibility has been demonstrated, as the Company has in the past sold, leased or otherwise marketed their software, and plans on doing so in the future. The Company capitalizes costs incurred to develop and market their privacy preserving software during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the software, typically five years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events. The Company has not developed any software for internal use. For the years ended December 31, 2007 and 2006, the Company recognized $177,003 and $177,003 of amortization expense on its capitalized software costs, respectively. The Company commencing January 1, 2008, placed an additional $226,084 of software development into service, which will be amortized over a three year period.

F–10

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

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

F–11

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

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

The Company’s warrants issued in the private placement in October 2006, were not stock based compensation. The Company’s options issued in October 2007 were considered stock based compensation (see Note 7).

F–12

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations

The Company has derived all of its revenue from two customers with 95% and 100% for the years ended December 31, 2007 and 2006, respectively, of the revenue from one of these customers..

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

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings. For the warrants that are classified as derivatives, fair values were calculated at net present value using the Company’s weighted average borrowing rate for debt instruments without conversion features applied to total future cash flows of the instruments.

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

F–13

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

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

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of December 31, 2007, no additional accrual for income taxes is necessary.

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

F–14

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

	Years Ended
	December 31,	December 31,
	2007	2006

Net (loss)	$(1,704,737)	$(2,211,158)

Weighted-average common shares outstanding :
Basic	10,324,653	2,942,269
Warrants	4,908,784	4,658,784
Options	140,834	-
Diluted	15,374,271	7,601,053

Basic net (loss) per share	$(0.17)	$(0.75)

Diluted net (loss) per share	$(0.17)	$(0.75)

Research and Development

Research and development costs are expensed as incurred. In addition, research and development costs of $32,127 and $49,366 have been included in indirect labor and $183,548 and $104,782 have been included in direct labor and subcontractor costs for the years ended December 31, 2007 and 2006, respectively.

Recent Issued Accounting Standards

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

F–15

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of SFAS No. 160 will have on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.

F–16

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expresses the current view of the staff that it will accept a company's election to use the simplified method discussed in Staff Accouting Bulletin No. 107, “Share Based Payment", (“SAB107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates.  SAB 110 became effective for the Company on January 1, 2008. The adoption of SAB 110 is not expected to have a material impact on the Company's final position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3-	FIXED ASSETS

Fixed assets consist of the following as of December 31, 2007 and 2006:

	Estimated Useful
	Lives (Years)	2007	2006

Computer equipment	5	$92,087	$71,004
Office machinery and equipment	3	15,638	15,638
Furniture and fixtures	5	538	538
Automobile	5	58,476	58,476
		166,739	145,656
Less: Accumulated depreciation		(135,692)	(116,458)

Total, net		$31,047	$29,198

Depreciation expense was $19,234 and $15,290 for the years ended December 31, 2007 and 2006, respectively.

F–17

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006
NOTE 4-	COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs consist of the following as of December 31, 2007 and 2006:

	Estimated Useful
	Lives (Years)	2007	2006

Computer software development costs	5	$986,724	$944,816

Less: Accumulated amortization		(636,478)	(573,377)

Total, net		$350,246	$371,439

Amortization expense was $177,003 and $177,003 for the years ended December 31, 2007 and 2006, respectively. At March 31, 2007, the Company wrote off net software development costs of $10,473 relating to their Inferview product. The Company commencing January 1, 2008, placed an additional $226,084 of software development into service, which will be amortized over a three year period.

Amortization expense anticipated through December 31, 2010 is as follows:

Year ended December 31:
2008	$199,524
2009	75,361
2010	75,361

$350,246

NOTE 5-	NOTES PAYABLE

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

F–18

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006
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

As of December 31, 2007 and 2006, the Company has an outstanding principal balance of $358,511 and $366,431, respectively. Interest expense on the SBA loan for the years ended December 31, 2007 and 2006 were $12,628 and $13,202, respectively.

Automobile Loan

The Company has a note payable with an automotive finance company in the original amount of $44,990 (the “Auto Note”). The Auto Note commenced in November 2003, and requires payments of $750 per month for a period of 60 months. The Auto Note is secured by the automobile.

As of December 31, 2007 and 2006, the outstanding principal balance of the Auto Note was $7,499 and $16,497.

F–19

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006
NOTE 5-	NOTE PAYABLE (CONTINUED)

As of December 31, 2007, the repayment schedule of the Notes Payable for the next five years and in the aggregate are:

2008	$15,703
2009	8,559
2010	8,909
2011	9,271
2012	9,648
Thereafter	313,920
366,010
Less: current portion	(15,703)

Long-term portion	$350,307

NOTE 6-	NOTE PAYABLE – RELATED PARTIES

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

F–20

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006
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

d)
The Class A Warrants are exercisable at any time for shares of stock at an exercise price of $0.50 per share with a term of five (5) years, subject to anti dilution protection, so that any part of the 2,329,392 of the warrants shall be callable if the underlying warrant shares are registered and the stock trades in the open market for thirty (30) consecutive days at a closing price above $1.50 per share. Half of the warrants shall be callable if the Company is awarded a contract with a guaranteed minimum revenue of at least $1,000,000 with a department of the United Sates Government (not including the Missile Defense Agency) to deploy its existing technology for threat detection or other application. 1,629,513 of these warrants were exercised at a price of $.25 in April 2007, and 444,879 of these warrants were exercised at a price of $.50 in November 2007;

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
Shall reserve for a period of two (2) years from the closing of the Reverse Merger, no more than 2,200,000 shares of stock for a stock option plan, and any options granted under this plan will be subject to an exercise price of not less than $0.50 per share. 290,000 Options were issued under this plan during the year ended December 31, 2007 at an exercise price of $.50.

F–21

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 7-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

In April 2007, the Company issued 1,629,513 shares of stock in the exercise of Class A warrants issued in connection with the private placement. The Company received $406,378 in cash for these shares. In November 2007, the Company issued 444,879 shares of stock in the exercise of Class A warrants issued in connection with the private placement. The Company received $222,440 in cash for these shares.

The Company issued 268,404 as penalty shares under the registration rights agreement (see Note 9) at a value of $.50 per share or $134,202.

The Company has also recorded a $15,000 consulting fee in 2007 for the issuance of 30,000 shares of stock. The fees were earned in 2007 however the stock has not been issued. This is reflected as a liability for stock to be issued.

As of December 31, 2007, the Company has 11,472,188 shares issued and outstanding.

Warrants

The Company in the private placement granted 2,329,392 Class A and 2,329,392 Class B warrants. In April 2007, 1,629,513 of the Class A warrants were exercised into common shares. In November 2007, 444,879 of the Class A warrants were exercised into common shares. The Company granted brand new Class A warrants to the warrant holders that exercised during 2007. The total new Class A warrants of 2,074,392 were issued in November 2007 and are reflected herein. The following is a breakdown of the warrants:

	Exercise	Date
Warrants	Price	Issued	Term
255,000	$0.50	10/24/2006	5 years
2,329,392	$0.625	10/24/2006	5 years
250,000	$0.50	9/1/2007	5 years
2,074,392	$0.50	11/30/2007	3.9 years
4,908,784

The Class A Warrants (old) and Class B Warrants in the private placement as well as the consultant warrants were valued utilizing the Black - Scholes method as follows:

	Class A	Class B	Consultant
Stock Price	$.50	$.50	$.50
Strike Price	$.50	$.62	$.50
Expected Life of Warrant	5 yrs.	5 yrs.	5 yrs.
Annualized Volatility	50%	50%	100%
Discount Rate	3.50%	3.50%	3.00%
Annual Rate of Quarterly Dividends	None	None	None
Call Option Value	$.237	$.206	$.378

F–22

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006
NOTE 7-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Options

Prior to October 2007, there were no options outstanding, or granted. In October 2007, the Company’s Board of Directors and Shareholders approved the adoption of an option plan for a total of 2,200,000 shares and issued 290,000 options in October and November that vest over a three-year period of time, with 140,834 of these options vesting in 2007 at a strike price of $.50 per share. These options were valued as follows:

Stock Price	$.50
Strike Price	$.50
Expected Life of Option	1 yr.
Annualized Volatility	100%
Discount Rate	3.00%
Annual Rate of Quarterly Dividends	None
Call Option Value	$.196

The value attributable to these options for the year ended December 31, 2007 is $27,613 and is reflected in the consolidated statements of operations.

NOTE 8-	RELATED PARTY TRANSACTIONS

The Company was advanced amounts as equity contributions by the Company’s President prior to the merger with Black Nickel Acquisition Corp. I. As of December 31, 2007 and 2006, there are currently no outstanding amounts due the President of the Company. There were no other related party transactions during the years ended December 31, 2007 and 2006, respectively.

F–23

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 9-	COMMITMENTS

Rental

The Company leases office space under an operating lease that has initial or remaining non-cancelable lease terms and expires in November 2008. The lease agreement provides for an annual 4% escalation of the base rent. As of December 31, 2007, the following presents the approximate future minimum lease payments required under this lease:

For the Period Ended
December 31,

2008	$96,578

Rent expense for the years ended December 31, 2007 and 2006 was $106,789 and $104,181, respectively.

Consulting Agreements

During 2007 and 2006, the Company entered into consulting agreements with marketing and strategic consulting groups with terms that do not exceed one year. These companies are to be paid fees for the services they perform. The Company has included these fees in their consolidated statements of operations for the years ended December 31, 2007 and 2006.

Registration Rights Agreement

The Registration Rights Agreement dated October 23, 2006 between the Company and certain investors provided that the Company would accrue a penalty of 1% of the total shares of the Company’s common stock registered on Form SB-2 (the “Total Shares”), per month for each month beyond April 23, 2007 that Company’s registration statement on Form SB-2 failed to be effective up to a maximum of 10% of the Total Shares or 447,340 shares of common stock. The Company had incurred a penalty of 268,404 shares of its common stock through September 10, 2007, the effective date of the Company’s registration statement. This liability had been accrued at a value of $.50 per share or $134,202. The penalty shares noted above were issued in October 2007.

F–24

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

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

At December 31, 2007, deferred tax assets consist of the following:

Net operating losses	$1,367,546

Valuation allowance	(1,367,546)

$-

At December 31, 2007, the Company had net operating loss carryforward in the amount of $4,022,194, available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2007 and 2006 is summarized below.

	2007	2006
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	6.0	6.0
Valuation allowance	28.0	28.0
	0%	0%

NOTE 11-	DEFINED CONTRIBUTION PLAN

The Company has a retirement plan which satisfies the requirements of Section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of the participants’ elective deferrals. The Company made no such contributions for the years ended December 31, 2007 and 2006, respectively.

F–25

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006
NOTE 12-	MAJOR CUSTOMER

The Company’s contracts with agencies of the federal government accounted for 100% of its revenue for the years ended December 31, 2007 (two agencies) and 2006 (one agency), respectively.

NOTE 13-	SUBSEQUENT EVENTS

Convertible Notes

The Company entered into three convertible notes:

a)
Convertible note dated March 6, 2008 in the amount of $75,000, with a term of 2 years, with interest calculated at 9.99% per annum. The note is convertible at 50% of the closing bid price of the common stock on the date of conversion;

b)
Convertible note dated March 7, 2008 in the amount of $62,500, with a term of 2 years, with interest calculated at 9.99% per annum. The note was convertible at 50% of the closing bid price of the common stock on the date of conversion, and was converted the same day the note was executed for a conversion price of $.135 or 462,963 shares; and

c)
Convertible note dated March 10, 2008 in the amount of $100,000, with a term of 2 years, with interest calculated at 9.99% per annum. The note was convertible at 50% of the closing bid price of the common stock on the date of conversion, and was converted the same day the note was executed for a conversion price of $.135 or 740,741 shares.

Computer Software Development Costs

The Company commencing January 1, 2008, placed an additional $226,084 of software development into service, which will be amortized over a three year period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InferX Corporation

Date: April 14, 2008	By:	/s/
Michael D. Brown
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2008	By:	/s/
Michael D. Brown
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2008	By:	/s/
B.K. Gogia
Director

Date: April 14, 2008	By:	/s/
Scott B. Parliament
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: April 14, 2008	By:	/s/
Jerzy W. Bala
Director

InferX Corporation

Form 10-K
For the fiscal year ended December 31, 2007

Exhibit Index

3(i)	Certificate of Incorporation, as amended on October 27, 2006 *

3(ii)	By-laws *

4.1	Form of common stock certificate *

4.2	Form of Class A warrant to purchase common stock *

4.3	Form of Class B warrant to purchase common stock *

4.4	Registration Rights Agreement *

10.1	Lease of the registrant’s principal executive offices, as amended *

10.2	Employment Agreement with B.K. Gogia *

10.3	Employment Agreement with J. Bala *

10.4	Employment Agreement with S. Parliament *

10.5	Employment Agreement with J. Mena *

10.6	Subscription Agreement *

10.7	Agreement and Plan of Merger by and among Black Nickel Acquisition Corp. I, InferX Acquisition Corp. and InferX Corporation, dated October 24, 2006 *

10.8	Consulting Agreement with Michael D. Brown *

10.9	Executive Employment Agreement with Michael D. Brown *

10.10	InferX Corporation 2007 Stock Incentive Plan **

10.11	Form of Convertible Note *

10.12	Form of Security Agreement *

10.13	Task/Delivery Order for Supplies or Services issued by the U.S. Department of Veterans Affairs on October 24, 2007 **

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) **

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) **

32	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 **

* Previously filed
** Filed herewith