Form 10-Q
period 2008-03-31
INFERX CORP
filed 2008-05-20
CIK 1329548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-51720

InferX Corporation
(Exact name of registrant as specified in its charter)

Delaware	54-1614664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 International Drive, Suite 110 McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

(703) 917-0880
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐

Non-accelerated filer ☐      Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 16, 2008, there were outstanding 13,500,892 shares of the registrant’s common stock, $.0001 par value.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

INFERX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007 (AUDITED)

	MARCH 31,	DECEMBER 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$39,943	$1,670
Prepaid expenses and other current assets	7,505	7,505
Total current assets	47,448	9,175

Fixed assets, net of depreciation	40,527	31,047

Other Asset
Computer software development costs, net of amortization	287,155	350,246
Total other asset	287,155	350,246

TOTAL ASSETS	$375,130	$390,468

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,028,499	$803,731
Liability for stock to be Issued	294,125	15,000
Current portion of notes payable	13,453	15,703
Total current liabilities	1,336,077	834,434

Long-term Liabilities
Notes payable, net of current portion	422,851	350,307

TOTAL LIABILITIES	1,758,928	1,184,741

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, 75,000,000 shares authorized and 11,472,188 issued and outstanding, respectively	1,147	1,147
Additional paid-in capital	3,311,749	3,278,517
Retained earnings (defict)	(4,696,694)	(4,073,937)
Total stockholders' equity (deficit)	(1,383,798)	(794,273)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$375,130	$390,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007

REVENUE	$53,261	$100,000

COST OF REVENUES
Direct labor and other finges	35,307	24,329
Subcontractor	19,710	35,111
Other direct costs	416	11,250
Amortization of computer software development costs	63,091	44,251
Total costs of revenues	118,524	114,941

GROSS (LOSS)	(65,263)	(14,941)

OPERATING EXPENSES
Indirect and overhead labor and fringes	244,062	149,884
Professional fees	96,309	76,174
Travel related costs	7,744	7,208
Rent	27,663	26,609
General and administrative	22,680	14,257
Registration penalty	-	89,468
Stock issued for services	116,625	-
Stock based compensation	33,232	-
Depreciation and impairment	5,498	15,361
Total operating expenses	553,813	378,961

NET LOSS FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES	(619,076)	(393,902)

OTHER EXPENSE
Interest expense, net of interest income	3,681	5,685

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(622,757)	(399,587)

Provision for income taxes	-	-

NET (LOSS) APPLICABLE TO SHARES	$(622,757)	$(399,587)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.05)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (DATAMAT)	11,472,188	9,129,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(622,757)	$(399,587)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:

Stock issued for services	116,625	-
Stock based compensation	33,232	-
Impairment loss	-	10,473
Amortization of computer software development costs	63,091	44,251
Depreciation	5,498	4,888

Change in assets and liabilities
Decrease in accounts receivable	-	50,000
Increase in accounts payable and accrued expenses	224,768	189,123
Increase in accrued registration penalty	-	89,468
Total adjustments	443,214	388,203
Net cash (used in) operating activities	(179,543)	(11,384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,978)	(16,413)
Computer software development costs	-	(45,496)
Net cash (used in) investing activities	(14,978)	(61,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of promissory notes	237,500	-
(Repayment) of notes payable	(4,706)	(4,196)
Net cash (used in) financing activities	232,794	(4,196)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,273	(77,489)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,670	79,554

CASH AND CASH EQUIVALENTS - END OF PERIOD	$39,943	$2,065

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the year for interest	$3,148	$27,596
Cash paid during the year for income taxes	$-	$-

SUPPLEMENTAL INFORMATION OF NONCASH ACTIVITY
Conversion of notes payable to liability for stock to be issued	$162,500	$-
Derivative liability converted to retained earnings and additional paid in capital	$-	$1,031,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

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
MARCH 31, 2008 AND 2007 (UNAUDITED)

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

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred a loss of $622,757 and $399,587 for the three months ended March 31, 2008 and March 31, 2007, respectively, and has a working capital deficiency of $1,288,629 as of March 31, 2008. The principal reasons for the recurring losses is due to the Company’s changed focus on developing its products for the commercial markets as it transitions away from the less profitable government services market. The Company expects the negative cash flow from operations to continue its trend through the next six months until proposals that are in process become executed agreements and revenue is recognized from these agreements. These factors raise significant doubt about the ability of the Company to continue as a going concern.

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
MARCH 31, 2008 AND 2007 (UNAUDITED)

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
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management has determined that as of March 31, 2008, an allowance of $2,364 is required.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years). Costs of maintenance and repairs are charged to expense as incurred.

Computer Software Development Costs

During 2007 and 2006, the Company capitalized certain software development costs. The Company capitalizes the cost of software in accordance with SFAS 86 once technological feasibility has been demonstrated, as the Company has in the past sold, leased or otherwise marketed their software, and plans on doing so in the future. The Company capitalizes costs incurred to develop and market their privacy preserving software during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the software, typically five years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events. The Company has not developed any software for internal use. The Company commencing January 1, 2008, placed an additional $226,084 of software development from prior years into service, which is being amortized over a three year period.

For the three months ended March 31, 2008 and 2007, the Company recognized $63,091 and $44,251 of amortization expense on its capitalized software costs, respectively.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

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
MARCH 31, 2008 AND 2007 (UNAUDITED)

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

The Company’s options issued in January 2008 were considered stock based compensation (see Note 7).

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations

The Company has derived all of its revenue for the three months ended March 31, 2008 and March 31, 2007 from one customer.

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

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings. For the warrants that are classified as derivatives, fair values were calculated at net present value using the Company’s weighted average borrowing rate for debt instruments without conversion features applied to total future cash flows of the instruments.

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
MARCH 31, 2008 AND 2007 (UNAUDITED)

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

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of March 31, 2008, no additional accrual for income taxes is necessary.

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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2008	2007
Net (loss)	$(622,757)	$(399,587)

Weighted-average common shares outstanding :

Basic	11,472,188	9,129,392
Warrants	4,908,784	4,658,784
Options	370,000	-
Diluted	16,750,972	13,788,176

Basic net (loss) per share	$(0.05)	$(0.04)
Diluted net (loss) per share	(0.05)	$(0.04)

Research and Development

Research and development costs are expensed as incurred. The Company incurred no research and development costs during the three months ended March 31, 2008. During the period ending March 31, 2007, $2,121 of research and development costs were included in indirect labor.

Recent Issued Accounting Standards

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the condensed consolidated financial statements.

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
MARCH 31, 2008 AND 2007 (UNAUDITED)

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of SFAS No. 160 will have on the Company’s condensed consolidated financial position, results of operations or cash flows.

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
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expenses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin No. 107, “Share Based Payment”, (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for the Company on January 1, 2008. The adoption of SAB 110 is not expected to have a material impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

NOTE 3-	FIXED ASSETS

Fixed assets consist of the following as of March 31, 2008 and December 31, 2007, respectively.

	Estimated Useful	March 31,	December 31,
	Lives (Years)	2008	2007
Computer equipment	5	$107,065	$92,087
Office machinery and equipment	3	15,638	15,638
Furniture and fixtures	5	538	538
Automobile	5	58,476	58,476
		181,717	166,739
Less: Accumulated depreciation		(141,190)	(135,692)
Total, net		$40,527	$31,047

Depreciation expense was $5,498 and $4,888 for the three months ended March 31, 2008 and 2007, respectively.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 4-	COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs consist of the following as of March 31, 2008 and December 31, 2007, respectively:

	Estimated Useful	March 31,	December 31,
	Lives (Years)	2008	2007
Computer software development costs	5	$986,724	$986,724
Less: Accumulated amortization Total, net		(699,569)	(636,478)
		$287,155	$350,246

The Company commencing January 1, 2008, placed an additional $226,084 of software development into service, which is being amortized over a three year period.

Amortization expense was $63,091 and $44,251 for the three months ended March 31, 2008.and 2007, respectively.

Amortization expense anticipated through March 31, 2011 is as follows:

Period ended March 31:
2009	$155,273
2010	75,361
2011	56,521
$287,155

NOTE 5-	NOTES PAYABLE

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
MARCH 31, 2008 AND 2007 (UNAUDITED)

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

As of March 31, 2008, the Company has an outstanding principal balance of $356,055. Interest expense on the SBA loan for the three months ended March 31, 2008 and 2007 were $3,148 and $3,658, respectively.

Automobile Loan

The Company has a note payable with an automotive finance company in the original amount of $44,990 (the “Auto Note”). The Auto Note commenced in November 2003, and requires payments of $750 per month for a period of 60 months. The Auto Note is secured by the automobile.

As of March 31, 2008, the outstanding principal balance of the Auto Note was $5,249.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 5-	NOTE PAYABLE (CONTINUED)

Convertible Notes

The Company entered into three convertible notes:

a)
Convertible note dated March 6, 2008 in the amount of $75,000, with a term of 2 years, with interest calculated at 9.99% per annum. The note is convertible at 50% of the closing bid price of the common stock on the date of conversion. The Company has accrued interest for the period ended March 31, 2008 in the amount of $532;

b)
Convertible note dated March 7, 2008 in the amount of $62,500, with a term of 2 years, with interest calculated at 9.99% per annum. The note was convertible at 50% of the closing bid price of the common stock on the date of conversion, and was converted the same day the note was executed for a conversion price of $.135 or 462,963 shares. This note was converted immediately however, the shares were not issued until April 2008, thus the Company has reflected the balance in liability for stock to be issued;

c)
Convertible note dated March 10, 2008 in the amount of $100,000, with a term of 2 years, with interest calculated at 9.99% per annum. The note was convertible at 50% of the closing bid price of the common stock on the date of conversion, and was converted the same day the note was executed for a conversion price of $.135 or 740,741 shares. This note was converted immediately however, the shares were not issued until April 2008, thus the Company has reflected the balance in liability for stock to be issued.

As of March 31, 2008, the annual repayment schedule of the Notes Payable for the next five years and in the aggregate are:

Period ending March 31,

2009	$13,453
2010	83,559
2011	8,909
2012	9,271
2013	9,648
Thereafter	311,464
436,304
Less : current portion	(13,453)

Long-term portion	$422,851

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 6-	STOCKHOLDERS’ EQUITY (DEFICIT)

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

The Company as of March 31, 2008 has 11,472,188 shares of common stock issued and outstanding. The Company has not issued any shares in the three months ended March 31, 2008. The Company has issued in April 2008, 1,203,704 shares of common stock in conversion of $162,500 in convertible notes (see Note 5), 475,000 shares of common stock to the convertible note holders valued at $64,125 for entering into the note agreements, and 350,000 shares of common stock for services rendered in the three months ended March 31, 2008 valued at $52,500. The $116,625 is reflected as stock issued for services in the condensed consolidated statements of operations for the three months ended March 31, 2008.

The Company has also recorded a $15,000 consulting fee in 2007 for the issuance of 30,000 shares of stock. The fees were earned in 2007 however the stock has not been issued until April 2008. This is also reflected as a liability for stock to be issued.

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
4,908,784

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 6-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants (Continued)

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

Options

Prior to October 2007, there were no options outstanding, or granted. In October 2007, the Company’s Board of Directors and Shareholders approved the adoption of an option plan for a total of 2,200,000 shares and issued 290,000 options in October and November that vest over a three-year period of time, with 140,834 of these options vesting in 2007 at a strike price of $.50 per share and an additional 155,000 shares that vested during the three months ended March 31, 2008. During this period, options for 70,000 shares were terminated under the terms of the option plan, of which 12,917 were already vested.

These options were valued as follows:

	December 2007	March 2008
Stock Price	$.50	$.39/$.53
Strike Price	$.50	$.50
Expected Life of Option	1 yr.	1 yr.
Annualized Volatility	100%	100%
Discount Rate	3.00%	3.00%
Annual Rate of Quarterly Dividends	None	None
Call Option Value	$.196	$.124/$.217

The value attributable to these options for the three months ended March 31, 2008 and 2007 is $33,232 and $0, respectively and is reflected in the consolidated statements of operations as stock based compensation.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 7-	COMMITMENTS

Rental

The Company leases office space under an operating lease that has initial or remaining non-cancelable lease terms and expires in November 2008. The lease agreement provides for an annual 4% escalation of the base rent. As of March 31, 2008, the following presents the approximate future minimum lease payments required under this lease:

For the Period Ended March 31,

2009	$54,780

Rent expense for the three months ended March 31, 2008 and 2007 was $27,663 and $$26,609, respectively.

Consulting Agreements

During the three months ended March 31, 2008, the Company did not enter into any consulting agreements. In 2007, the Company entered into consulting agreements with marketing and strategic consulting groups with terms that do not exceed one year. These companies are to be paid fees for the services they perform. The Company has included these fees in their condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007.

Registration Rights Agreement

The Registration Rights Agreement dated October 23, 2006 between the Company and certain investors provided that the Company would accrue a penalty of 1% of the total shares of the Company’s common stock registered on Form SB-2 (the “Total Shares”), per month for each month beyond April 23, 2007 that Company’s registration statement on Form SB-2 failed to be effective up to a maximum of 10% of the Total Shares or 447,340 shares of common stock. The Company had incurred a penalty of 268,404 shares of its common stock through September 10, 2007, the effective date of the Company’s registration statement. This liability had been accrued at a value of $.50 per share or $89,468 as of March 31, 2007. The penalty shares noted above were issued in October 2007.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 8-	PROVISION FOR INCOME TAXES

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

At March 31, 2008, deferred tax assets consist of the following:

Net operating losses	$1,579,283

Valuation allowance	(1,579,283)

$-

At March 31, 2008, the Company had a net operating loss carryforward in the amount of $4,644,951, available to offset future taxable income through 2028. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended March 31, 2008 and 2007 is summarized below.

	2008	2007
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	6.0	6.0
Valuation allowance	28.0	28.0
	0%	0%

NOTE 11-	DEFINED CONTRIBUTION PLAN

The Company has a retirement plan which satisfies the requirements of Section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of the participants’ elective deferrals. The Company made no such contributions for the three months ended March 31, 2008 and 2007, respectively.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 12-	MAJOR CUSTOMER

The Company’s contracts with agencies of the federal government accounted for 100% of its revenue for the three months ended March 31, 2008 and 2007, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and the notes thereto that appear in Item 1 of this Quarterly Report on Form 10-Q, as well as the information provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007.

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

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management has determined that as of March 31, 2008, an allowance of $2,364 is required.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years). Costs of maintenance and repairs are charged to expense as incurred.

Computer Software Development Costs

During 2007 and 2006, we capitalized certain software development costs. We capitalize the cost of software in accordance with SFAS 86 once technological feasibility has been demonstrated, as we have in the past sold, leased or otherwise marketed our software, and plans on doing so in the future. We capitalize costs incurred to develop and market our privacy preserving software during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the software, typically five years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events. We have not developed any software for internal use. For the three months ended March 31, 2008 and 2007, we recognized $63,091 and $44,251 of amortization expense on our capitalized software costs, respectively. Commencing January 1, 2008, we placed an additional $226,084 of software development into service, which will be amortized over a three year period.

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

Our warrants issued in the private placement in October 2006, were not stock based compensation. Our options issued in October 2007 were considered stock based compensation (see Note 7 to our consolidated financial statements). Our options issued in January 2008 were considered stock based compensation.

Concentrations

We have derived all of our revenue for the three months ended March 31, 2008 and March 31, 2007 from one customer. .

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

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of March 31, 2008, no additional accrual for income taxes is necessary.

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

Research and Development

Research and development costs are expensed as incurred. Ther Company incurred no research and development costs during the three months ended March 31, 2008. During the perod ending March 31, 2007, $2121 of research and development costs were included in direct labor. In addition, research and development costs of $32,127 and $49,366 have been included in indirect labor and $183,548 and $104,782 have been included in direct labor and subcontractor costs for the years ended March 31, 2008 and 2006, respectively.

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

Results of Operations and Financial Condition

Three Months Ended March 31, 2008 and 2007

Revenue for the three months ended March 31, 2008 was approximately $371,000, an increase of approximately $171,000, or 86% from approximately $200,000 for the same period in 2006. This was a result of increased federal contracts related to the Company’s core competencies.

Direct costs for the year ended March 31, 2008 were $53,261 compared to $100,000 for the same period in 2007, an decrease of approximately $46,739 or 47%. Direct costs before capitalization of labor costs for the three months ended March 31, 2008 were approximately $118,524 in 2008 and $114, 941 during the same period in 2007. The increase in direct costs resulted primarily from increases related to additional contract requirements and additional costs incurred for further development of the Company’s proprietary predictive analytics software products.

Operating expenses, which include indirect labor, professional fees, advertising, consulting and general and administrative, increased approximately $174,852 from approximately $378,961 for the three months ended March 31, 2007 to approximately $553,813 for the same period in 2008. This represents an increase of approximately 46%. The increase is the result of the following: an increase in indirect and overhead labor and fringes of approximately $94,178 resulting from costs related to an increase in staffing in 2008; an increase in professional services of approximately $20,135, consisting primarily of increased legal and filing costs related to public filings; an increase in share based compensation of approximately $149,852 as a result issued under the Company’s option plan and stock issued for services; and increase in General and Administrative costs of approximately $8,423; and a decrease in depreciation and impairment of approximately $9,863 due primarily to the 2007 impairment charge on the Company’s InferView product.

Liquidity and Capital Resources

We had cash of approximately $40,000 at March 31, 2008 and a working capital deficit of approximately ($335,000). During the three months ended March 31, 2008, we used approximately $176,000 from our operations. Operations were funded primarily from the borrowings of promissory notes of $237,500.

In October 2006, we completed a private placement in which the investors paid $.50 per share of common stock, and also received one five-year warrant with an exercise price of $.50 and one five-year warrant with an exercise price of $.62. We sold 2,329,392 units in the private placement (including $362,196 in cancellation of indebtedness and accrued interest under outstanding bridge loans), resulting in gross cash proceeds of approximately $802,500. In April 2007, we and holders of our Class A warrants agreed to reduce the exercise price of 80% of the Class A warrants to $.25 per share for a period of two weeks. We received approximately $407,000 from the exercise of 1,629,513 warrants. In November 2007, the holders of our Class A warrants exercised an additional 444,879 warrants resulting in gross cash proceeds of approximately $222,000. In March 2008, we sold convertible notes in the aggregate principal amount of $237,500. These convertible notes accrue interest at the rate of 9.99% per annum and are convertible into our common stock at 50% of the closing bid price of the common stock on the date of conversion.

We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses, which we cannot give any assurance we will be able to accomplish. We are currently expending approximately $200,000 per month to support our operations, and under our current business plan, we would be expending approximately $250,000 per month by the end of fiscal 2008. Along with revenues from our existing contracts, we believe our existing capital is sufficient to fund our operations only through the second quarter of 2008. If we are unable to generate increased revenue or raise additional capital, it will be necessary for us to significantly reduce expenses to stay in business. Although we believe the additional capital we will require will be provided either through the exercise of warrants, debt and/or increased revenue, we cannot assure you that the warrants will be exercised, we can obtain debt at acceptable terms or that we can generate sufficient revenue to maintain projected operating levels. Accordingly, we may need to secure additional equity or debt financing which we cannot assure you would be available to us at prices that would be acceptable. Our failure to generate such revenue, reduce expenses or obtain necessary financing could impair our ability to stay in business and raises substantial doubt about our ability to remain as a going concern.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective due to the existence of material weaknesses in our internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 and which remain unremediated.

Changes in internal control over financial reporting.

During the last fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

We are not aware of any material legal proceedings pending against us.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2008, we made unregistered sales of convertible notes in the aggregate principal amount of $237,500 to three investors from March 6, 2008 through March 10, 2008. These convertible notes accrue interest at the rate of 9.99% per annum and are convertible into our common stock at 50% of the closing bid price of the common stock on the date of conversion. All of the unregistered sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, on the basis that all purchasers were accredited investors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of the principal executive officer and the principal financial officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InferX Corporation

Date: May 20, 2008	By:	/s/ B.K. Gogia
B.K. Gogia
Chairman of the Board
(Principal Executive, Financial and
Accounting Officer)

InferX Corporation

Form 10-Q
For the quarterly period ended March 31, 2008

Exhibit Index

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) **
31.2	Certification of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) **
32	Certification of the principal executive officer and the principal financial officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 **

** Filed herewith