Form 10-Q
period 2008-06-30
INFERX CORP
filed 2008-08-13
CIK 1329548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 12, 2008, there were 13,530,892 outstanding shares of the registrant’s common stock, $.0001 par value.

InferX Corporation
Quarterly Report on Form 10-Q
for the Quarterly Period Ended
June 30, 2008

- INDEX -

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31. 2007 (AUDITED)

	JUNE 30,	DECEMBER 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$1,807	$1,670
Prepaid expenses and other current assets	7,505	7,505
Total current assets	9,312	9,175

Fixed assets, net of depreciation	35,878	31,047

Other Asset
Computer software development costs, net of amortization	224,064	350,246
Total other asset	224,064	350,246

TOTAL ASSETS	$269,254	$390,468

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,177,278	803,731
Liability for stock to be issued	-	15,000
Current portion of notes payable, net of debt discount of $18,755	36,826	15,703
Total current liabilities	1,214,104	834,434

Long-term Liabilities
Notes payable, net of current portion	423,360	350,307

TOTAL LIABILITIES	1,637,463	1,184,741

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and
no shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, 75,000,000 shares authorized and
13,530,892 issued and outstanding	1,353	1,147
Additional paid-in capital	3,712,380	3,278,517
Retained earnings (deficit)	(5,081,943)	(4,073,937)
Total stockholders' equity (deficit)	(1,368,210)	(794,273)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$269,254	$390,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007

REVENUE	$80,934	$200,000	$27,673	$100,000

COST OF REVENUES
Direct labor and other fringes	43,261	43,430	7,954	19,101
Subcontractor	19,710	58,036	-	22,925
Other direct costs	416	11,250	-	-
Amortization of computer software development costs	126,182	88,502	63,091	44,251
Total costs of revenues	189,569	201,218	71,045	86,277

GROSS PROFIT (LOSS)	(108,635)	(1,218)	(43,372)	13,723

OPERATING EXPENSES
Indirect and overhead labor and fringes	356,754	334,029	112,692	184,145
Professional fees	157,443	193,469	61,134	117,295
Travel related costs	18,166	16,439	10,422	9,231
Rent	68,652	53,219	40,989	26,610
General and administrative	41,051	36,613	18,371	22,356
Registration penalty	-	89,468	-	-
Stock issued for services	116,625	-	-
Stock based compensation	33,232	-	-
Depreciation and impairment	10,148	20,344	4,650	4,983
Total operating expenses	802,071	743,581	248,258	364,620

NET LOSS FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES	(910,706)	(744,799)	(291,630)	(350,897)

OTHER EXPENSE
Interest expense, net of interest income	97,300	7,068	93,619	1,383

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(1,008,006)	(751,867)	(385,249)	(352,280)

Provision for income taxes	-	-	-	-

NET (LOSS) APPLICABLE TO SHARES	$(1,008,006)	$(751,867)	$(385,249)	$(352,280)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.08)	$(0.08)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,252,686	9,768,593	13,033,183	10,400,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,008,006)	$(751,867)

Adjustments to reconcile net (loss)
to net cash (used in) operating activities:

Stock issued for services	116,625	-
Beneficial conversion feature	86,253	-
Stock based compensation	33,231	-
Amortization of debt discount	1,705	-
Impairment loss	-	10,473
Amortization of computer software development costs	126,182	88,502
Depreciation	10,148	9,871

Change in assets and liabilities
Decrease in accounts receivable	-	50,000
Increase in accounts payable and accrued expenses	373,547	282,152
Total adjustments	747,691	440,998
Net cash (used in) operating activities	(260,315)	(310,869)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,978)	(18,323)
Computer software development costs	-	(111,562)
Net cash (used in) investing activities	(14,978)	(129,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in cash overdraft	-	-
Issuance of stock for cash	-	406,378
Contributions of capital	-	-
Borrowings of promissory notes	282,500	-
(Repayment) of notes payable	(7,070)	(8,411)
Net cash provided by financing activities	275,430	397,967

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	137	(42,787)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,670	79,554

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,807	$36,767

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the year for interest	$9,342	$7,296

SUPPLEMENTAL INFORMATION ON NONCASH ACTIVITY
Issuance of warrants with convertible notes	$20,460	$-
Conversion of notes payable to stock	$162,500	$-
Stock issued for compensation	$15,000
Stock issued for services	$116,625	$-
Derivative liability converted to additional paid in capital and retained earnings	$-	$1,031,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 (UNAUDITED)

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

INFERX CORPORATION
(FORMERLY BLACK NICKL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred a loss of $1,008,006 and $751,867 for the six months ended June 30, 2008 and 2007, respectively, and has a working capital deficiency of $1,204,792 as of June 30, 2008. The principal reasons for the recurring losses is due to the Company’s changed focus on developing its products for the commercial markets as it transitions away from the less profitable government services market, as well as the fair value adjustment in the Company’s derivative liability. The Company expects the negative cash flow from operations to continue its trend through the next twelve months. These factors raise significant doubt about the ability of the Company to continue as a going concern.

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

INFERX CORPORATION
(FORMERLY BLACK NICKL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

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

INFERX CORPORATION
(FORMERLY BLACK NICKL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management has determined that as of June 30, 2008, an allowance of $2,364 is required.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years). Costs of maintenance and repairs are charged to expense as incurred.

Computer Software Development Costs

During 2008 and 2007, the Company capitalized certain software development costs. The Company capitalizes the cost of software in accordance with SFAS 86 once technological feasibility has been demonstrated, as the Company has in the past sold, leased or otherwise marketed their software, and plans on doing so in the future. The Company capitalizes costs incurred to develop and market their privacy preserving software during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the software, typically five years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events. The Company has not developed any software for internal use. The Company commencing January 1, 2008, placed an additional $226,084 of software development from prior years into service, which is being amortized over a three year period.

For the six months ended June 30, 2008 and 2007, the Company recognized $126,182 and $88,502 of amortization expense on its capitalized software costs, respectively.

INFERX CORPORATION
(FORMERLY BLACK NICKL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

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

INFERX CORPORATION
(FORMERLY BLACK NICKL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

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

INFERX CORPORATION
(FORMERLY BLACK NICKL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations

The Company has derived all of its revenue for the six months ended June 30, 2008 and June 30, 2007 from one customer.

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

INFERX CORPORATION
(FORMERLY BLACK NICKL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

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

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of June 30, 2008, no additional accrual for income taxes is necessary.

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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

	Six Months Ended
	June 30,	June 30,
	2008	2007

Net (loss)	$(1,008,006)	$(751,867)

Weighted-average common shares
outstanding :
Basic	12,252,686	9,768,593
Warrants	5,358,784	-
Options	140,000	-
Diluted	17,751,470	9,768,593

Basic net (loss) per share	$(0.08)	$(0.08)

Diluted net (loss) per share	$(0.08)	$(0.08)

Research and Development

Research and development costs are expensed as incurred. In addition, research and development costs of $23,807 and $32,356 have been included in indirect labor and $0 and $101,466 have been included in direct labor and subcontractor costs for the six months ended June 30, 2008 and 2007, respectively.

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
JUNE 30, 2008 AND 2007 (UNAUDITED)

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
JUNE 30, 2008 AND 2007 (UNAUDITED)

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

In March 2008, the FASB Task Force approved confirming changes for Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” to reflect more clearly the consensus on EITH 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, and the issuance of FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. In addition, the Task Force decided to provide transition guidance for those conforming changes as outlined in EITF 08-4, “Transition Guidance for Conforming Changes to Issue 98-5”. Management used the EITF 00-27 and EITF 98-5 guidance to determine beneficial conversion options and accounting fro convertible debt instruments and convertible stock (collectively, convertible instruments) with nondetachable conversion options that are in-the-money.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

NOTE 3- FIXED ASSETS

Fixed assets consist of the following as of June 30, 2008 and December 31, 2007, respectively:

	Estimated Useful Lives (Years)	June 30, 2008	December 31, 2007

Computer equipment	5	$107,065	$92,087
Office machinery and equipment	3	15,638	15,638
Furniture and fixtures	5	538	538
Automobile	5	58,476	58,476
		181,717	166,739
Less: Accumulated depreciation		(145,839)	(135,692)

Total, net		$35,878	$31,047

Depreciation expense was $10,148 and $9,871 for the six months ended June 30, 2008 and 2007, respectively.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 4- COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs consist of the following as of June 30, 2008 and December 31, 2007, respectively:

	Estimated Useful Lives (Years)	June 30, 2008	December 31, 2007

Computer software development costs	5	$986,724	$986,724

Less: Accumulated amortization		(762,660)	(636,478)

Total, net		$224,064	$350,246

Amortization expense was $126,182 and $88,502 for the six months ended June 30, 2008 and 2007, respectively. At March 31, 2007, the Company wrote off net software development costs of $10,473 relating to their Inferview product.

Amortization expense anticipated through June 30, 2011 is as follows:

Period ended June 30:
2009	$121,495
2010	75,361
2011	27,208

$224,064

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
JUNE 30, 2008 AND 2007 (UNAUDITED)

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

As of June 30, 2008, the Company has an outstanding principal balance of $355,941. Interest expense on the SBA loan for the six months ended June 30, 2008 and 2007 were $6,704 and $7,296, respectively.

Automobile Loan

The Company has a note payable with an automotive finance company in the original amount of $44,990 (the “Auto Note”). The Auto Note commenced in November 2003, and requires payments of $750 per month for a period of 60 months. The Auto Note is secured by the automobile.

As of June 30, 2008, the outstanding principal balance of the Auto Note was $3,000.

Convertible Notes

The Company has entered into six convertible notes:

•
Convertible note dated March 6, 2008 in the amount of $75,000, with a term of 2 years, with interest calculated at 9.9% per annum. The note is convertible at 50% of the closing bid price of the common stock on the date of conversion. The Company has accrued interest for the period ended June 30, 2008 in the amount of $2,380. In accordance with EITF 98-5 and EITF 00-27, the Company recorded a beneficial conversion feature of $75,000 based on the difference in the intrinsic value of the conversion option;

•
Convertible note dated March 7, 2008 in the amount of $62,500, with a term of 2 years, with interest calculated at 9.9% per annum. The note was convertible at 50% of the closing bid price of the common stock on the date of conversion, and was converted the same day the note was executed for a conversion price of $.135 or 462,963 shares. This note was converted immediately and the shares were issued in April 2008, and there was no beneficial conversion feature associated with this note;

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 5- NOTE PAYABLE (CONTINUED)

Convertible Notes (continued)

•
Convertible note dated March 10, 2008 in the amount of $100,000, with a term of 2 years, with interest calculated at 9.9% per annum. The note was convertible at 50% of the closing bid price of the common stock on the date of conversion, and was converted the same day the note was executed for a conversion price of $.135 or 740,741 shares. This note was converted immediately and shares were issued in April 2008 and there was no beneficial conversion feature associated to this note.

•
Convertible note dated June 1, 2008 in the amount of $25,000, with a term of 1 year, with interest calculated at 9.9% per annum. The note is convertible into a fixed price of $0.10 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $0.05 per share for 250,000 warrants. There will also be warrants issued for accrued interest should the interest be converted. The Company has accrued interest for the period ended June 30, 2008 in the amount of $203;

•
Convertible note dated June 21, 2008 in the amount of $10,000, with a term of 1 year, with interest calculated at 9.9% per annum. The note is convertible into a fixed price of $0.10 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $0.05 per share for 100,000 warrants. There will also be warrants issued for accrued interest should the interest be converted.. The Company has accrued interest for the period ended June 30, 2008 in the amount of $2;

•
Convertible note dated June 21, 2008 in the amount of $10,000, with a term of 1 year, with interest calculated at 9.9% per annum. The note is convertible into a fixed price of $0.10 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $0.05 per share for 100,000 warrants. There will also be warrants issued for accrued interest should the interest be converted.. The Company has accrued interest for the period ended June 30, 2008 in the amount of $27.

The convertible notes issued in June 2008, were issued with warrants and each instrument was valued according to the provisions of APB 14. The value of the warrants are reflected as additional paid in capital with a value of $20,460, with a corresponding debt discount in the same amount. The discount is being amortized over the life of the convertible notes of 1 year. Amortization of the discount for the six months ended June 30, 2008 is $1,705, with a remaining debt discount as of June 30, 2008 of $18,755. In addition, the Company calculated a beneficial conversion feature of $11,253 on the $45,000 in convertible notes in accordance with the provisions of EITF 98-5 and EITF 00-27.

As of June 30, 2008, the repayment schedule of the Notes Payable for the next five years and in the aggregate is:

2009 (net of discount of $18,755)	$36,826
2010	84,000
2011	9,600
2012	10,200
2013	10,800
Thereafter	308,760
460,186
Less: current portion	(36,826)

Long-term portion	$423,360

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

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

The Company as of June 30, 2008 has 13,530,892 shares of common stock issued and outstanding.

During the six months ending June 30, 2008 the Company issued 462,963 and 740,741 shares of common stock in convertible note transactions of $62,500 and $100,000, respectively (see Note 5). These shares of stock were issued in April 2008.

The Company issued 475,000 shares of common stock to three convertible note holders valued at $64,125 for entering into the March 6, 7 and 10 convertible note agreements. The Company also issued 350,000 shares of common stock for services rendered in the six months ended June 30, 2008 valued at $52,500. The combined $116,625 is reflected as stock issued for services in the condensed consolidated statements of operations for the six months ended June 30, 2008. These shares of stock were issued in April 2008.

The Company has also recorded a $15,000 consulting fee in 2007 for the issuance of 30,000 shares of stock. The fees were earned in 2007 and the shares of stock were issued in April 2008.

Warrants

The Company in the private placement granted 2,329,392 Class A and 2,329,392 Class B warrants. In April 2007, 1,629,513 of the Class A warrants were exercised into common shares. In November 2007, an additional 444,879 of the Class A warrants were exercised into common shares. The Company granted additional Class A warrants to the warrant holders that exercised during April and November 2007. The additional Class A warrants of 2,074,392 were issued in November 2007 and are reflected herein. The Company also issued 250,000 warrants in September 2007 for investor relation services and 450,000 warrants in connection with the convertible notes issued in June 2008. The following is a breakdown of the warrants:

	Exercise	Date
Warrants	Price	Issued	Term
255,000	$0.50	10/24/2006	5 years
2,329,392	$0.625	10/24/2006	5 years
250,000	$0.50	9/1/2007	5 years
2,074,392	$0.50	11/30/2007	3.9 years
250,000	$0.05	6/1/2008	5 years
200,000	$0.05	6/21/2008	5 years
5,358,784

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 6- STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

The Class A Warrants and Class B Warrants in the private placement as well as the consultant warrants were valued utilizing the Black - Scholes method as follows:

	Class A	Class B	Consultant	Conv Notes
Stock Price	$.50	$.50	$.50	$.10
Strike Price	$.50	$.62	$.50	$.05
Expected Life of Warrant	5 yrs.	5 yrs.	5 yrs.	5 yrs.
Annualized Volatility	50%	50%	50%	100%
Discount Rate	3.50%	3.50%	3.50%	3.00%
Annual Rate of Quarterly Dividends	None	None	None	None
Call Option Value	$.237	$.206	$.378	$.0834

Options

Prior to October 2007, there were no options outstanding, or granted. In October 2007, the Company’s Board of Directors and Shareholders approved the adoption of an option plan for a total of 2,200,000 shares and issued 440,000 options in October 2007 and January 2008 that vest over a three-year period of time with a strike price of $0.50 per share, with 140,834 of these options vesting in 2007 and an additional 155,000 shares that vested during the six months ended June 30, 2008. During this period, options for 300,000 shares were terminated under the terms of the option plan, of which 1622,917 were already vested. The Company has 140,000 options remaining at June 30, 2008.

These options were valued as follows for the six months ending:

June 2008
Stock Price	$0.03/$0.55
Strike Price	$.50
Expected Life of Option	1 yr.
Annualized Volatility	100%
Discount Rate	3.00%
Annual Rate of Quarterly Dividends	None
Call Option Value	$.124/$.217

The value attributable to these options for the six months ended June 30, 2008 and 2007 is $33,231 and $0 respectively and is reflected in the condensed consolidated statements of operations as stock based compensation.

NOTE 7- COMMITMENTS

Rental

The Company leases office space under an operating lease that has initial or remaining non-cancelable lease terms and expires in November 2008. The lease agreement provides for an annual 4% escalation of the base rent. As of June 30, 2008, the following presents the approximate future minimum lease payments required under this lease:

For the Periods Ended June 30,

2009	$45,655

Rent expense for the six months ended June 30, 2008 and 2007 was $68,652 and $53,219, respectively.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 7- COMMITMENTS (CONTINUED)

Consulting Agreements

During the six months ended June 30, 2008, the Company did not enter into any consulting agreements. In 2007, the Company entered into consulting agreements with marketing and strategic consulting groups with terms that do not exceed one year. These companies are to be paid fees for the services they perform. The Company has included these fees in their condensed consolidated statements of operations for the six months ended June 30, 2008 and 2007.

Registration Rights Agreement

The Registration Rights Agreement dated October 23, 2006 between the Company and certain investors provided that the Company would accrue a penalty of 1% of the total shares of the Company’s common stock registered on Form SB-2 (the “Total Shares”), per month for each month beyond April 23, 2007 that Company’s registration statement on Form SB-2 failed to be effective up to a maximum of 10% of the Total Shares or 447,340 shares of common stock. The Company has incurred a penalty of 268,404 shares of its common stock through September 10, 2007, the effective date of the Company’s registration statement. This liability had been accrued at a value of $.50 per share or $89,468 at June 30, 2007. The penalty shares noted above were issued in October 2007.

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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 8- PROVISION FOR INCOME TAXES (CONTINUED)

At June 30, 2008, deferred tax assets consist of the following:

Net operating losses	$1,727,861

Valuation allowance	(1,727,861)

$-

At June 30, 2008, the Company had net operating loss carryforward in the approximate amount of $5,081,943, available to offset future taxable income through 2028. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the six months ended June 30, 2008 and 2007 is summarized below.

	2008	2007
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	6.0	6.0
Valuation allowance	28.0	28.0
	0%	0%

NOTE 9- DEFINED CONTRIBUTION PLAN

The Company has a retirement plan which satisfies the requirements of Section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of the participants’ elective deferrals. The Company made no such contributions for the six months ended June 30, 2008 and 2007, respectively.

NOTE 10- MAJOR CUSTOMER

The Company’s contracts with agencies of the federal government accounted for 100% of its revenue and accounts receivable as of and for the six months ended June 30, 2008 and 2007, respectively.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 11- SUBSEQUENT EVENT

In July 2008, the Company issued a convertible note in the amount of $5,000. The convertible note is convertible into a fixed price of $.10 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $.05 per share for 50,000 warrants. There will also be warrants issued for accrued interest should the interest be converted.

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

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management has determined that as of June 30, 2008, an allowance of $2,364 is required.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years). Costs of maintenance and repairs are charged to expense as incurred.

Computer Software Development Costs

During 2007 and 2006, we capitalized certain software development costs. We capitalize the cost of software in accordance with SFAS 86 once technological feasibility has been demonstrated, as we have in the past sold, leased or otherwise marketed our software, and plans on doing so in the future. We capitalize costs incurred to develop and market our privacy preserving software during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the software, typically five years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events. We have not developed any software for internal use. For the six months ended June 30, 2008 and 2007, we recognized $126,182 and $88,502 of amortization expense on our capitalized software costs, respectively. Commencing January 1, 2008, we placed an additional $226,084 of software development into service, which will be amortized over a three year period.

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

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of June 30, 2008, no additional accrual for income taxes is necessary.

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

Research and Development

Research and development costs are expensed as incurred. The Company did not incur any direct labor relating to research and development costs during the six months ended June 30, 2008. During the period ending June 30, 2007, $101,466 of research and development costs were included in direct labor. In addition, research and development costs of $23,807 and $32,356 have been included in indirect labor for the six months ended June 30, 2008 and 2007, respectively.

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

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expresses the current view of the staff that it will accept a company's election to use the simplified method discussed in Staff Accounting Bulletin No. 107, “Share Based Payment", (“SAB107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for us on January 1, 2008. The adoption of SAB 110 is not expected to have a material impact on our final position.

In March 2008, the FASB Task Force approved confirming changes for Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” to reflect more clearly the consensus on EITH 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, and the issuance of FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. In addition, the Task Force decided to provide transition guidance for those conforming changes as outlined in EITF 08-4, “Transition Guidance for Conforming Changes to Issue 98-5”. Management used the EITF 00-27 and EITF 98-5 guidance to determine beneficial conversion options and accounting for convertible debt instruments and convertible stock (collectively, convertible instruments) with nondetachable conversion options that are in-the-money.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the consolidated financial statements upon adoption.

Six Months Ended June 30, 2008 and 2007

Revenue for the six months ended June 30, 2008 was $80,934, a decrease of approximately $119,066, or 59.53%, from approximately $200,000 for the same period in 2007. This was a result of a decrease in government contracts.

Direct costs were approximately $189,569 and $201,218 for the six months ended June 30, 2008 and 2007 respectively. This represents a decrease of approximately $11,649 or 5.79%. The decrease in direct costs resulted primarily from decreased subcontractor costs of $49,160 resulting from a reduction of government contracts and an increase of approximately $37,681 in amortization costs from newly capitalized software.

Operating expenses which include indirect labor, professional fees, advertising, consulting and general and administrative, increased from approximately $743,581 for the six months ended June 30, 2007 to approximately $802,071 for the same period in 2008. The increase of approximately $58,490 or 7.87% is the result of the following: an increase in indirect and overhead labor and fringes of approximately $22,725 during the first half of 2008; a decrease in registration penalty of approximately $89,468 resulting from a prior year transaction which did not occur again in the current year, a decrease in professional services of approximately $36,026, consisting primarily of decreased legal costs; an increase in share based compensation of approximately $149,857 as a result of awards issued under the Company’s option plan and stock issued for services; an increase in General and Administrative costs of approximately $4,438; and a decrease in depreciation and impairment of approximately $10,196 due primarily to the 2007 impairment charge on the Company’s InferView product.

Three Months Ended June 30, 2008 and 2007

Revenue for the three months ended June 30, 2008 was $27,673, a decrease of approximately $72,327, or 72.33%, from approximately $100,000 for the same period in 2007. This was a result of a decrease in government contracts.

Direct costs for the three months ended June 30, 2008 were approximately $71,045 compared to approximately $86,277 for the same period in 2007, a decrease of approximately $15,232, or 17.65%. This resulted primarily from approximately $11,147 in decreased direct labor and fringes and $22,925 of decreased subcontractor costs resulting from a reduction of government contracts and an increase of approximately $18,840 in other amortization costs from newly capitalized software.

Operating expenses for the three months ended June 30, 2008, which include indirect labor, professional fees, advertising, consulting and general and administrative, decreased approximately $116,362 to approximately $248,258 for the period ended June 30, 2008 from approximately $364,620 for the same period in 2007. This represents a decrease of 31.91% and is primarily a result of reduced indirect and overhead labor and fringes of approximately $71,453 resulting from costs related to a decrease in staffing in 2008 and a decrease in professional services of approximately $56,161, consisting primarily of decreased legal costs.

Liquidity and Capital Resources

We had cash of approximately $1,807 at June 30, 2008 and a working capital deficit of approximately $1,204,792. During the six months ended June 30, 2008, we used approximately $261,000 from our operations. Operations were funded primarily from the borrowings of promissory notes of $282,500.

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

In March 2008, we sold three convertible notes in the aggregate principal amount of $237,500. These convertible notes accrue interest at the rate of 9.9% per annum and are convertible into our common stock at 50% of the closing bid price of the common stock on the date of conversion.

In June 2008, we sold convertible notes in the aggregate principal amount of $45,000. These convertible notes accrue interest at the rate of 9.9% per annum and are convertible into our common stock at a fixed price of $0.10 per share of common stock on the outstanding principal and accrued interest on the date of conversion.

We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses, which we cannot give any assurance we will be able to accomplish. We are currently expending approximately $200,000 per month to support our operations, and under our current business plan, we would be expending approximately $250,000 per month by the end of fiscal 2008. Along with revenues from our existing contracts and funding raised from convertible notes in June and July 2008, we believe our existing capital is sufficient to fund our operations only through the third quarter of 2008. The funding raised in June consisted of three convertible notes for $45,000 along with a fourth convertible note for $5,000 issued in early July 2008. An additional round of funding was completed in July 2008 for $205,000 in convertible notes with an availability to increase the funding up to a total of $250,000. These fundings are crucial to advance the company’s efforts towards a significantly larger funding raise to execute on the Company’s business plan. It is management’s goal to achieve higher valuations in the following fundings. If we are unable to generate increased revenue or raise additional capital, it will be necessary for us to significantly reduce expenses to stay in business. Although we believe the additional capital we will require will be provided either through the exercise of warrants, debt and/or increased revenue, we cannot assure you that the warrants will be exercised, we can obtain debt at acceptable terms or that we can generate sufficient revenue to maintain projected operating levels. Accordingly, we may need to secure additional equity or debt financing which we cannot assure you would be available to us at prices that would be acceptable. Our failure to generate such revenue, reduce expenses or obtain necessary financing could impair our ability to stay in business and raises substantial doubt about our ability to remain as a going concern.

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have suffered recurring losses from operations and at June 30, 2008 had a working capital deficit of $1,204,792, and these factors have caused substantial doubt about our ability to continue as a going concern for a period of one year. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4T. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective due to the existence of material weaknesses in our internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 and which remain unremediated.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2008 we made unregistered sales of convertible notes in the aggregate principal amount of $45,000 to three investors from June 1, 2008 through June 21,2008. These convertible notes accrue interest at the rate of 9.9% per annum and are convertible into our common stock at a fixed price of $0.10 per share of common stock on the outstanding principal and accrued interest on the date of conversion. All of the unregistered sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, on the basis that all purchasers were accredited investors.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of the Chairman of the Board required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Principal Executive, Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFERX CORPORATION

Dated: August 12, 2008	By:	/s/ B.K. Gogia
B.K. Gogia Chairman of the Board (Principal Executive, Financial and Accounting Officer)

InferX Corporation
Quarterly Report on Form 10-Q
for the Quarterly Period Ended
June 30, 2008

- EXHIBIT INDEX -

Exhibit No.	Description

31.1	Certification of the Chairman of the Board required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Principal Executive, Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chairman of the Board and Principal Executive, Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.