Form 10-Q
period 2008-09-30
INFERX CORP
filed 2008-12-10
CIK 1329548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-51720

InferX Corporation
(Exact name of registrant as specified in its charter)

Delaware	54-1614664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1818 Library Street
Suite 500
Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

(703) 956-3561
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

As of December 5, 2008, there were 13,690,892 outstanding shares of the registrant’s common stock, $.0001 par value.

InferX Corporation
Quarterly Report on Form 10-Q
for the Quarterly Period Ended
September 30, 2008

- INDEX -

i

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31. 2007 (AUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$24,739	$1,670
Prepaid expenses and other current assets	7,505	7,505
Total current assets	32,244	9,175

Fixed assets, net of depreciation	33,728	31,047

Other Asset
Computer software development costs, net of amortization	160,972	350,246
Total other asset	160,972	350,246

TOTAL ASSETS	$226,944	$390,468

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,275,050	803,731
Liability for stock to be issued	-	15,000
Current portion of notes payable, net of debt discount of $15,343	42,633	15,703
Total current liabilities	1,317,684	834,434

Long-term Liabilities
Notes payable, net of current portion, net of debt discount of $187,793	484,717	350,307

TOTAL LIABILITIES	1,802,400	1,184,741

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, 75,000,000 shares authorized and 13,690,892 and 11,472,188 issued and outstanding	1,369	1,147
Additional paid-in capital	4,926,502	3,278,517
Retained earnings (deficit)	(6,503,327)	(4,073,937)
Total stockholders' equity (deficit)	(1,575,456)	(794,273)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$226,944	$390,468

 The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007

REVENUE	$80,934	$300,000	$-	$100,000

COST OF REVENUES
Direct labor and other fringes	43,261	54,087	-	10,657
Subcontractor	19,710	88,811	-	30,775
Other direct costs	416	11,556	-	306
Amortization of computer software development costs	189,273	132,752	63,091	44,250
Total costs of revenues	252,659	287,206	63,091	85,988

GROSS PROFIT (LOSS)	(171,726)	12,794	(63,091)	14,012

OPERATING EXPENSES
Indirect and overhead labor and fringes	547,354	485,855	190,600	151,826
Professional fees	171,175	314,864	13,732	121,395
Travel related costs	21,465	22,090	3,299	5,651
Rent	112,601	79,828	43,949	26,609
General and administrative	106,724	45,221	65,674	8,608
Registration penalty	-	134,202	-	44,734
Stock issued for services	116,625	-	-	-
Stock based compensation	33,232	-	-	-
Depreciation and impairment	12,298	24,955	2,150	4,611
Total operating expenses	1,121,475	1,107,016	319,404	363,434

NET LOSS FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES	(1,293,201)	(1,094,222)	(382,495)	(349,422)

OTHER EXPENSE
Loss on debt conversion	-	-	-	-
Loss on fair value of derivative liability
Impairment loss	-	-	-	-
Interest expense, net of interest income	1,136,189	17,036	1,038,889	9,968

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(2,429,390)	(1,111,257)	(1,421,384)	(359,390)

Provision for income taxes	-	-	-	-

NET (LOSS) APPLICABLE TO SHARES	$(2,429,390)	$(1,111,257)	$(1,421,384)	$(359,390)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.19)	$(0.11)	$(0.10)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,703,393	10,102,325	13,572,631	10,758,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,429,390)	$(1,111,257)

Adjustments to reconcile net (loss)
to net cash (used in) operating activities:

Stock issued for services	116,625	-
Beneficial conversion feature	1,091,253	-
Stock based compensation	33,231	-
Amortization of debt discount	24,462	-
Impairment loss	-	10,473
Amortization of computer software development costs	189,273	132,752
Depreciation	12,298	14,482

Change in assets and liabilities
Decrease in accounts receivable	-	50,000
Increase in accounts payable and accrued expenses	473,319	599,093
Total adjustments	1,940,461	806,800
Net cash (used in) operating activities	(488,929)	(304,457)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,978)	(18,323)
Computer software development costs	-	(148,716)
Net cash (used in) investing activities	(14,978)	(167,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in cash overdraft	-	-
Issuance of stock for cash	-	406,378
Contributions of capital	-	-
Borrowings of promissory notes	537,500	-
(Repayment) of notes payable	(10,524)	(12,665)
Net cash provided by financing activities	526,976	393,713

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,069	(77,783)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,670	79,554

CASH AND CASH EQUIVALENTS - END OF PERIOD	$24,739	$1,771

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the period for interest	$10,284	$9,028

SUPPLEMENTAL INFORMATION ON NONCASH ACTIVITY
Issuance of warrants with convertible notes	$227,598	$-
Conversion of notes payable to stock	$162,500	$-
Stock issued for compensation	$15,000
Stock issued for services	$116,625	$-
Derivative liability converted to additional paid in capital and retained earnings	$-	$1,031,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
(FORMERLY BLACK NICKL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred a loss of $2,429,390 and $1,111,257 for the nine months ended September 30, 2008 and 2007, respectively, and has a working capital deficiency of $1,285,440 as of September 30, 2008.  The principal reasons for the recurring losses is due to the Company’s changed focus on developing its products for the commercial markets as it transitions away from the less profitable government services market, as well as the fair value adjustment in the Company’s derivative liability. The Company expects the negative cash flow from operations to continue its trend through the next twelve months. These factors raise significant doubt about the ability of the Company to continue as a going concern.

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
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management has determined that as of September 30, 2008, an allowance of $2,364 is required.

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

For the nine months ended September 30, 2008 and 2007, the Company recognized $189,273 and $132,752 of amortization expense on its capitalized software costs, respectively.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations

The Company has derived all of its revenue for the nine months ended September 30, 2008 and September 30, 2007 from one customer.

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
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of September 30, 2008, no additional accrual for income taxes is necessary.

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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

	Nine Months Ended
	September 30,	September 30,
	2008	2007

Net (loss)	$(2,429,390)	$(1,111,257)

Weighted-average common shares outstanding:
Basic	12,703,393	10,102,325
Convertible Notes	28,500,000	-
Warrants	15,324,392	3,029,271
Options	140,000	290,000
Diluted	56,667,785	13,421,596

Basic net (loss) per share	$(0.19)	$(0.11)

Diluted net (loss) per share	$(0.19)	$(0.11)

Research and Development

Research and development costs are expensed as incurred. In addition, research and development costs of $56,736 and $32,033 have been included in indirect labor and $0 and $142,898 have been included in direct labor and subcontractor costs for the nine months ended September 30, 2008 and 2007, respectively.

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
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

NOTE 3-	FIXED ASSETS

Fixed assets consist of the following as of September 30, 2008 and December 31, 2007, respectively:

	Estimated Useful	September 30,	December 31,
	Lives (Years)	2008	2007

Computer equipment	5	$107,065	$92,087
Office machinery and equipment	3	15,638	15,638
Furniture and fixtures	5	538	538
Automobile	5	58,476	58,476
		181,717	166,739
Less: Accumulated depreciation		(147,989)	(135,692)

Total, net		$33,728	$31,047

Depreciation expense was $12,298 and $14,482 for the nine months ended September 30, 2008 and 2007, respectively.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 4-	COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs consist of the following as of September 30, 2008 and December 31, 2007, respectively:

	Estimated Useful	September 30,	December 31,
	Lives (Years)	2008	2007

Computer software development costs	5	$986,724	$986,724

Less: Accumulated amortization		(825,752)	(636,478)

Total, net		$160,972	$350,246

Amortization expense was $189,273 and $132,752 for the nine months ended September 30, 2008 and 2007, respectively.  At March 31, 2007, the Company wrote off net software development costs of $10,473 relating to their Inferview product.

Amortization expense anticipated through September 30, 2010 is as follows:

Period ended September 30:
2009	$121,495
2010	39,477

$160,972

NOTE 5-	NOTES PAYABLE

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
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

As of September 30, 2008, the Company has an outstanding principal balance of $354,736. Interest expense on the SBA loan for the nine months ended September 30, 2008 and 2007 were $9,704 and $9,028, respectively.

Automobile Loan

The Company has a note payable with an automotive finance company in the original amount of $44,990 (the “Auto Note”). The Auto Note commenced in November 2003, and requires payments of $750 per month for a period of 60 months. The Auto Note is secured by the automobile.

As of September 30, 2008, the outstanding principal balance of the Auto Note was $750.

Convertible Notes

The Company has entered into six convertible notes:

•
Convertible note dated March 6, 2008 in the amount of $75,000, with a term of 2 years, with interest calculated at 9.9% per annum. The note is convertible at 50% of the closing bid price of the common stock on the date of conversion. The Company has accrued interest for the period ended September 30, 2008 in the amount of $2,252. In accordance with EITF 98-5 and EITF 00-27, the Company recorded a beneficial conversion feature of $75,000 based on the difference in the intrinsic value of the conversion option. In September 2008, $2,000 was converted for 160,000 shares of common stock;

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
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 5-	NOTE PAYABLE (CONTINUED)

Convertible Notes (continued)

•
Convertible note dated June 1, 2008 in the amount of $25,000, with a term of 1 year, with interest calculated at 9.9% per annum. The note is convertible into a fixed price of $0.10 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $0.05 per share for 250,000 warrants. There will also be warrants issued for accrued interest should the interest be converted. The Company has accrued interest for the period ended September 30, 2008 in the amount of $827;

•
Convertible note dated June 21, 2008 in the amount of $10,000, with a term of 1 year, with interest calculated at 9.9% per annum. The note is convertible into a fixed price of $0.10 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $0.05 per share for 100,000 warrants. There will also be warrants issued for accrued interest should the interest be converted.. The Company has accrued interest for the period ended September 30, 2008 in the amount of $277;

•
Convertible note dated June 21, 2008 in the amount of $10,000, with a term of 1 year, with interest calculated at 9.9% per annum. The note is convertible into a fixed price of $0.10 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $0.05 per share for 100,000 warrants. There will also be warrants issued for accrued interest should the interest be converted. The Company has accrued interest for the period ended September 30, 2008 in the amount of $277;

•
Convertible note dated July 2, 2008 in the amount of $5,000, with a term of 1 year, with interest calculated at 9.9% per annum. The note is convertible into a fixed price of $.10 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $.05 per share for 50,000 warrants. There will also be warrants issued for accrued interest should the interest be converted. The Company has accrued interest for the period ended September 30, 2008 in the amount of $123; and

•
Convertible notes dated between July 23, 2008 and August 6, 2008 in the amount of $250,000, with a term of 2 years, with interest calculated at 10% per annum. The notes are convertible into a fixed price of $.02 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $.02 per share for 12,500,000 warrants. There will also be warrants issued for accrued interest should the interest be converted. The Company has accrued interest for the period ended September 30, 2008 in the amount of $4,434.

The convertible notes issued in June, July and August 2008, were issued with warrants and each instrument was valued according to the provisions of APB 14. The value of the warrants are reflected as additional paid in capital with a value of $227,598, with a corresponding debt discount in the same amount. The discount is being amortized over the life of the convertible notes of 1 to 2 years. Amortization of the discount for the nine months ended September 30, 2008 is $24,462, with a remaining debt discount as of September 30, 2008 of $203,136. In addition, the Company calculated a beneficial conversion feature of $1,091,253 on the $300,000 in convertible notes in accordance with the provisions of EITF 98-5 and EITF 00-27.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

As of September 30, 2008, the repayment schedule of the Notes Payable for the next five years and in the aggregate is:

2009 (net of discount of $15,343)	$42,633
2010 (net of discount of $187,793)	146,207
2011	9,600
2012	10,200
2013	10,800
Thereafter	307,910
527,350
Less : current portion	(42,633)

Long-term portion	$484,717

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

The Company as of September 30, 2008 has 13,690,892 shares of common stock issued and outstanding.

During the nine months ending September 30, 2008 the Company issued 462,963 and 740,741 shares of common stock in convertible note transactions of $62,500 and $100,000, respectively (see Note 5).  These shares of stock were issued in April 2008. Additionally, 160,000 shares of common stock were issued to convert $2,000 of accrued interest on a convertible note payable.

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

Warrants

The Company in the private placement granted 2,329,392 Class A and 2,329,392 Class B warrants. In April 2007, 1,629,513 of the Class A warrants were exercised into common shares. In November 2007, an additional 444,879 of the Class A warrants were exercised into common shares. The Company granted additional Class A warrants to the warrant holders that exercised during April and November 2007. The additional Class A warrants of 2,074,392 were issued in November 2007 and are reflected herein. The Company also issued 250,000 warrants in September 2007 for investor relation services and 450,000 warrants in connection with the convertible notes issued in June 2008, 50,000 warrants in connection with the notes issued in July 2008, and 12,500,000 warrants in connection with the notes issued in July and August 2008.. The following is a breakdown of the warrants:

	Exercise	Date
Warrants	Price	Issued	Term
250,000	$0.50	9/1/2007	5 years
2,074,392	$0.50	11/30/2007	3.9 years
250,000	$0.05	6/1/2008	5 years
200,000	$0.05	6/21/2008	5 years
50,000	$0.05	7/2/2008	5 years
12,500,000	$0.02	7/31/08-8/6/08	5 years
15,324,392

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 6-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

The Class A Warrants and Class B Warrants in the private placement as well as the consultant warrants were valued utilizing the Black – Scholes method as follows:

	Class A	Class B	Consultant	Conv Notes
Stock Price	$.50	$.50	$.50	$.10
Strike Price	$.50	$.62	$.50	$.05/$.02
Expected Life of Warrant	5 yrs.	5 yrs.	5 yrs.	5 yrs.
Annualized Volatility	50%	50%	50%	100%
Discount Rate	3.50%	3.50%	3.50%	3.00%
Annual Rate of Quarterly Dividends	None	None	None	None
Call Option Value	$.237	$.206	$.378	$.0834/$.0908

Options

Prior to October 2007, there were no options outstanding, or granted. In October 2007, the Company’s Board of Directors and Shareholders approved the adoption of an option plan for a total of 2,200,000 shares and issued 440,000 options in October 2007 and January 2008 that vest over a three-year period of time with a strike price of $0.50 per share, with 140,834 of these options vesting in 2007 and an additional 155,000 shares that vested during the nine months ended September 30, 2008. During this period, options for 300,000 shares were terminated under the terms of the option plan, of which 1,622,917 were already vested. The Company has 140,000 options remaining at September 30, 2008.

These options were valued as follows for the nine months ending:

September 2008
Stock Price	$0.03/$0.55
Strike Price	$.50
Expected Life of Option	1 yr.
Annualized Volatility	100%
Discount Rate	3.00%
Annual Rate of Quarterly Dividends	None
Call Option Value	$.124/$.217

The value attributable to these options for the nine months ended September 30, 2008 and 2007 is $33,231 and $0 respectively and is reflected in the condensed consolidated statements of operations as stock based compensation.

NOTE 7-	COMMITMENTS

Rental

The Company leases office space under an operating lease that has initial or remaining non-cancelable lease terms and expires in November 2008. The lease agreement provides for an annual 4% escalation of the base rent. As of September 30, 2008, the following presents the approximate future minimum lease payments required under this lease:

For the Periods Ended September 30,
2009	$18,262

Rent expense for the nine months ended September 30, 2008 and 2007 was $112,601 and $79,828, respectively.

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 7-	COMMITMENTS (CONTINUED)

Consulting Agreements

During the nine months ended September 30, 2008, the Company did not enter into any consulting agreements. In 2007, the Company entered into consulting agreements with marketing and strategic consulting groups with terms that do not exceed one year. These companies are to be paid fees for the services they perform. The Company has included these fees in their condensed consolidated statements of operations for the nine months ended September 30, 2008 and 2007.

Registration Rights Agreement

The Registration Rights Agreement dated October 23, 2006 between the Company and certain investors provided that the Company would accrue a penalty of 1% of the total shares of the Company’s common stock registered on Form SB-2 (the “Total Shares”), per month for each month beyond April 23, 2007 that Company’s registration statement on Form SB-2 failed to be effective up to a maximum of 10% of the Total Shares or 447,340 shares of common stock. The Company has incurred a penalty of 268,404 shares of its common stock through September 10, 2007, the effective date of the Company’s registration statement. This liability had been accrued at a value of $.50 per share or $134,202 at September 30, 2007.  The penalty shares noted above were issued in October 2007.

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

INFERX CORPORATION
(FORMERLY BLACK NICKEL ACQUISITION CORP. I)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 8-	PROVISION FOR INCOME TAXES (CONTINUED)

At September 30, 2008, deferred tax assets consist of the following:

Net operating losses	$2,193,539

Valuation allowance	(2,193,539)

$-

At September 30, 2008, the Company had net operating loss carryforward in the approximate amount of $6,451,584, available to offset future taxable income through 2028.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the nine months ended September 30, 2008 and 2007 is summarized below.

	2008	2007
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	6.0	6.0
Valuation allowance	28.0	28.0
	0%	0%

NOTE 9-	DEFINED CONTRIBUTION PLAN

The Company has a retirement plan which satisfies the requirements of Section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of the participants’ elective deferrals. The Company made no such contributions for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 10-	MAJOR CUSTOMER

The Company’s contracts with agencies of the federal government accounted for 100% of its revenue and accounts receivable as of and for the nine months ended September 30, 2008 and 2007, respectively.

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

The amount of revenue allocated to each element would then be limited to the amount that is not contingent upon the delivery of another element in the future. Revenue for each element would then be recognized depending upon whether the contract is a time and-materials contract or a fixed-price, fixed-time contract.

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

Nine Months Ended September 30, 2008 and 2007

Revenue for the nine months ended September 30, 2008 was $80,934, a decrease of $219,066, or 73%, from $300,000 for the same period in 2007.  This was a result of a decrease in government contracts.

Direct costs were $252,659 and $287,206 for the nine months ended September 30, 2008 and 2007 respectively.  This represents a decrease of $34,547 or 12%.  The decrease in direct costs resulted primarily from decreased subcontractor costs of $69,101 resulting from a reduction of government contracts and an increase of $56,521 in amortization costs from newly capitalized software.

Operating expenses which include indirect labor, professional fees, advertising, consulting and general and administrative, increased from $1,107,016 for the nine months ended September 30, 2007 to $1,121,475 for the same period in 2008.  The increase of $14,459 or 2% is the result of the following: an increase in indirect and overhead labor and fringes of $61,499 during the nine months ended September 30, 2008; a decrease in registration penalty of $134,202 resulting from a prior year transaction which did not occur again in the current year, a decrease in professional services of $143,689, consisting primarily of decreased legal costs; an increase in share based compensation of $149,857 as a result of awards issued under the Company’s option plan and stock issued for services; an increase in general and administrative costs of $61,503; and a decrease in depreciation and impairment of $12,657 due primarily to the 2007 impairment charge on the Company’s InferView product.

Interest expense increased $1,119,153 in the nine months ended September 30, 2008 due to the recognition of a beneficial conversion feature in the amount of $1,091,253 and the recognition of the amortization of debt discount associated with the convertible notes in the amount of $24,462. These costs did not occur in the same period for 2007.

Three Months Ended September 30, 2008 and 2007

Revenue for the three months ended September 30, 2008 was $0, a decrease of $100,000, or 100%, from $100,000 for the same period in 2007. This was a result of a decrease in government contracts.

Direct costs for the three months ended September 30, 2008 were $63,091 compared to $85,988 for the same period in 2007, a decrease of $22,897, or 27%. This resulted primarily from $10,657 in decreased direct labor and fringes and $30,775 of decreased subcontractor costs resulting from a reduction of government contracts and an increase of $18,841 in other amortization costs from newly capitalized software.

Operating expenses for the three months ended September 30, 2008, which include indirect labor, professional fees, advertising, consulting and general and administrative, decreased $44,030 to $319,404 for the period ended September 30, 2008 from $363,434 for the same period in 2007. This represents a decrease of 13% and is primarily a result of increased indirect and overhead labor and fringes of $38,774 resulting from costs related to a staffing in 2008 and a decrease in professional services of $107,663, consisting primarily of decreased legal costs.

Interest expense increased $1,028,921 in the three months ended September 30, 2008 due to the recognition of a beneficial conversion feature in the amount of $1,005,000 and the recognition of the amortization of debt discount associated with the convertible notes in the amount of $22,757. These costs did not occur in the same period for 2007.

Liquidity and Capital Resources

We had cash of $24,739 at September 30, 2008 and a working capital deficit of $1,285,440. During the nine months ended September 30, 2008, we used approximately $489,000 from our operations. Operations were funded primarily from the borrowings of promissory notes of $537,500.

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

In June and July 2008, we sold convertible notes in the aggregate principal amount of $50,000. These convertible notes accrue interest at the rate of 9.9% per annum and are convertible into our common stock at a fixed price of $0.10 per share of common stock on the outstanding principal and accrued interest on the date of conversion.

In July and August 2008, we sold convertible notes in the aggregate principal amount of $250,000. These convertible notes accrue interest at the rate of 10% per annum and are convertible into our common stock at a fixed price of $0.02 per share of common stock on the outstanding principal and accrued interest on the date of conversion.

We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses, which we cannot give any assurance we will be able to accomplish. We are currently expending approximately $200,000 per month to support our operations, and under our current business plan, we would be expending approximately $250,000 per month by the end of fiscal 2008. Along with revenues from our existing contracts and funding raised from convertible notes in June and July 2008, we believe our existing capital is sufficient to fund our operations only through the third quarter of 2008. The financing raised in June consisted of three convertible notes for $45,000 along with a fourth convertible note for $5,000 issued in early July 2008.  An additional round of funding was completed in August 2008 for $250,000 in convertible notes.  These financings are crucial to advance the Company’s efforts towards a significantly larger financing to execute the Company’s business plan. Management’s goal is to achieve higher valuations in subsequent financings.  If we are unable to generate increased revenue, raise additional capital or find a merger partner with sufficient revenues to support our operations,u it will be necessary for us to significantly reduce expenses to stay in business. Although we believe the additional capital we will require will be provided either through the exercise of warrants, debt and/or increased revenue, we cannot assure you that the warrants will be exercised, that we can obtain debt at acceptable terms or that we can generate sufficient revenue to maintain projected operating levels. Accordingly, we may need to secure additional equity or debt financing which we cannot assure you will be available to us at acceptable prices. Our failure to generate such revenue, reduce expenses or obtain necessary financing could impair our ability to stay in business and raises substantial doubt about our ability to remain as a going concern.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4T.  Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective due to the existence of material weaknesses in our internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 and which remain unremediated.

Changes in internal control over financial reporting.

During the last fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

Arnold Worldwide, Inc., the landlord of InferX at its former premises at 1600 International Drive, Suite 110, McLean, Virginia 22102 , commenced an unlawful detainer action against InferX in the General District Court of Fairfax County, seeking (i) damages, including rent due under the sublease between InferX and Arnold Worldwide, late fees due under the sublease, and attorney’s fees due under the sublease for approximately $94,555; and (ii) an order for possession of the Premises.  The case was dismissed without prejudice in May 2008 subject to a series of payments promised by InferX. InferX has paid approximately $30,000 leaving a deficiency of approximately $65,000. We agreed to the entry of a Consent Order of Possession that allowed Arnold Worldwide to take possession of the premises since we wanted to reduce our expenses as much as possible and find less expensive office space.  The lease for the premises at 1600 International Drive terminated November 30, 2008.  The current lease is for a three month period at a cost of $1,500 per month.

Item 1A.    Risk Factors.

Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2008 we made unregistered sales of convertible notes in the aggregate principal amount of $255,000 to several investors from July 2, 2008 through August 6, 2008.  These convertible notes accrue interest at the rate of 9.9% to 10% per annum and are convertible into our common stock at a fixed price of $0.02 to $0.05 per share of common stock on the outstanding principal and accrued interest on the date of conversion.  All of the unregistered sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, on the basis that all purchasers were accredited investors.

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

Dated: December 10, 2008	InferX Corporation

	By:	/s/B.K. Gogia
B.K. Gogia
Chairman of the Board
(Principal Executive, Financial and
Accounting Officer)

InferX Corporation
Quarterly Report on Form 10-Q
for the Quarterly Period Ended
September 30, 2008

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