Form 10-K
period 2008-12-31
INFERX CORP
filed 2009-04-15
CIK 1329548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51720

InferX Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	54-1614664
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1818 Library Street, Suite 500 Reston, Virginia	20190
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 956-3561

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒

As of June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the average bid and asked price of our common stock was $473,581.

As of April  14, 2009, 17,738,510 shares of common stock, $0.001 par value per share, were issued and outstanding.

Documents Incorporated By Reference:   None

Table of Contents

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

Recent Events

On March 16, 2009 we executed an agreement to merge with The Irus Group, a business intelligence and corporate performance management solution provider that provides planning an budgeting solutions to financial services firms and government organizations.  At the effective time of the merger, the InferX board of directors agrees to appoint Vijay Suri, The Irus Group President, as President and CEO of InferX and to have Vijay Suri fill a vacancy on our Board of Directors. Under the terms of the merger agreement, the issued and outstanding shares of The Irus Group common stock will be automatically converted into the right to receive 70% of our issued and outstanding shares of common stock. In addition, effectiveness of the merger agreement is conditioned upon (i) our restructuring existing debt by converting the existing debt and warrants to common stock with the intention of having no more than 57-60 million shares of our common stock outstanding prior to effecting a reverse split of not less than 1:10, (ii) our using its best efforts to reduce its accounts payable by 70%, (iii) Vijay Suri and Ray Piluso, executive employees of The Irus Group, each executing an employment agreement with us and (iv) additional customary closing conditions relating to the delivery of financial statements, closing certificates as to representations and warranties, and the delivery of any required consents or government approvals.  The merger is expected to be completed by June 30, 2009.

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

Distributed Data Analytics Platform (D2A), used to concurrently analyze data using InferAgent, InferText  and InferCluster.

InferSearch , new product for providing new search capability for search of open source internet data (Mini context based Google type search with precision).

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

Oracle Corporation and Teradata  provide analytical tools that only operate with their respective proprietary database products. InferAgent can operate with multiple databases, regardless of the underlying database format.

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

Although we currently have no contractual relationship, we have also worked with Northrop Grumman and Lockheed Martin, both of which we believe have substantial credibility within DHS. Both companies use our software, and we believe our previous work with them will allow us to explore potential business opportunities with them on possible future DHS contracts at a minimal cost. We also have developed a network of business development and marketing professionals who work directly with large systems integrators, such as Raytheon, General Dynamics, SAIC and others.

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

In 2008 we focused on building relationships with channel partners that are leading systems integrators, application developers and platform partners, to generate sales to high-volume data content owners both domestically and abroad. The channel partners will be compensated by substantial product discounts that are consistent in the industry.  We entered into a memorandum of understanding in November 2008 to work with The Irus Group.

Through 2009, we plan to expand our sales and marketing force to seven employees.

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

Employees

We have five employees and two consultants: three full-time employees, two of whom devote at least a portion of their time to sales and marketing and two part time executive employees, and one part-time administrative employee. Two of our employees are members of management.  To the best of our knowledge, we are in compliance with local prevailing wage, contractor licensing and insurance regulations. None of our employees is represented by any collective bargaining agreement, and our relationship with our employees is good.

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

As of the date of this filing, our directors and executive officers beneficially owned 4,843,463 shares, or approximately 36%, of our outstanding common stock in the aggregate. Because of the large percentage of stock held by our directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our stockholders.

The loss of our executive officers and certain other key personnel could hurt our business.

Our success wholly depends upon the personal efforts and abilities of our Chairman of the Board, officers and other key personnel, B.K. Gogia, and Jerzy Bala. The loss of or unavailability of the services of either one of these two individuals would have a material adverse effect on our business prospects and/or potential earning capacity.

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

Most of our contracts with the government, including our current contract with the Department of Veterans Affairs, contain standard provisions that provide for termination at the convenience of the government pursuant to which we are entitled to recover costs incurred, settlement expenses, and profit on work completed prior to termination.

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

Our existing capital is insufficient to fund our operations beyond the second quarter of 2009. We believe the anticipated revenues from potential customer contracts along with the sale of a limited amount of equity will enable us to meet our financial obligations as they become due. However, we are not generating sufficient revenues to increase our working capital or to carry out our proposed business objectives and continue to operate as a going concern beyond the near term, and we need to obtain additional financing or reduce our expenses by curtailing our operations.

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

Our audited financial statements for the years ended December 31, 2008 and 2007 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firms have issued their report dated March 23, 2009 in connection with the audit of our financial statements for the years ended December 31, 2008 and 2007 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our having sustained operating losses and capital deficits from operations. The fact that we have received this “going concern opinion” from our independent registered public accounting firm will likely make it more difficult for us to raise capital on favorable terms and could hinder, to some extent, our operations. Additionally, if we are not able to continue as a going concern, it is likely that stockholders will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.	Properties

We lease office space at 1818 Library Street, Suite 500, Reston, Virginia pursuant to a month-to-month lease agreement. Our lease provides for a monthly rental of approximately $1500.00. The space can accommodate approximately five staff. We believe that our facilities are adequate for our needs and that additional space is readily available should we need it.

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

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol “IFRX” since December 5, 2007.

The following table sets forth the high and low closing bid quotations for our common stock for each calendar quarter since December 5, 2007 as reported by the Pink Sheets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Bid Price Per Share
High	Low
2007
October 1 through December 31.53	.10
2008
January 1 through March 31.55	.21
April 1 through June 30.32	.04
July 1 through September 30.06	.01
October 1 through December 31.03	.00

Holders

As of April 14, 2009, there were 41 record holders of 17,738,510 issued and outstanding shares of our common stock.

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

The information set forth and discussed in this Management’s Discussion and Analysis is derived from our financial statements and the related notes.  You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2008. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements, including those set forth in this Annual Report on Form 10-K.

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

Results of Operations and Financial Condition

Fiscal Years Ended December 31, 2008 and 2007

Revenue for the year ended December 31, 2008 was  $80,934, a decrease of  $290,159  from  $371,093 for the same period in 2007. This was a result of a decrease in  federal contracts related to the Company’s core competencies.

Direct costs for the year ended December 31, 2008 were $273,383 compared to $372,680 for the same period in 2007, a decrease of $99,297.  The decrease in direct costs in 2008 resulted primarily from fewer contract requirements.

Operating expenses, which include indirect labor, professional fees, advertising, consulting and general and administrative, decreased $331,740 from $1,690,750 for the year ended December 31, 2007 to  $1,359,010 for the same period in 2008.  The decrease is the result of the following: a decrease in indirect and overhead labor and fringes of $82,532 resulting from reduced costs related to in staffing in 2007; adecrease in professional services of $365,185, consisting primarily of reduced legal and filing costs related to public filings; an increase in share based compensation of $20,732 as a result of options issued under the Company’s option plan; a decrease in travel of $21,559 due to decreased  sales  activity; an increase in rental expense related to our lease agreement in 2008 of $21,837; increase in General and Administrative costs of $127,804; and a decrease in depreciation and impairment of $15,261.

Liquidity and Capital Resources

We had cash of approximately $0 at December 31, 2008 and a working capital deficit of  $1,859,458. During the year ended December 31, 2008, we used approximately $510,614 from our operations. The primary areas of funding were the proceeds received from the issuance of promissory notes and warrants in 2008 as well as from operating activities – the increase in accounts payable and accrued expenses.  In October 2006, we completed a private placement in which the investors paid $.50 per share of common stock, and also received one five-year warrant with an exercise price of $.50 and one five-year warrant with an exercise price of $.62. We sold 2,329,392 units in the private placement (including $362,196 in cancellation of indebtedness and accrued interest under outstanding bridge loans), resulting in gross cash proceeds of approximately $802,500. In April 2007, we and holders of our Class A warrants agreed to reduce the exercise price of 80% of the Class A warrants to $.25 per share for a period of two weeks. We received approximately $407,000 from the exercise of 1,629,513 warrants. In November 2007, the holders of our Class A warrants exercised an additional 444,879 warrants resulting in gross cash proceeds of approximately $222,000. In March 2008, we sold three convertible notes in the aggregate principal amount of $237,500. These convertible notes accrue interest at the rate of 9.9% per annum and are convertible into our common stock at 50% of the closing bid price of the common stock on the date of conversion. In June 2008, we sold convertible notes in the aggregate principal amount of $45,000. These convertible notes accrue interest at the rate of 9.9% per annum and are convertible into our common stock at a fixed price of $0.10 per share of common stock on the outstanding principal and accrued interest on the date of conversion.

We have entered into a merger agreement with The Irus Group that has generated some additional revenue  and we expect to pursue additional business opportunities together prior to the effective time of the merger.  We expect to reduce some of our overhead costs by combining offices and personnel functions to reduce the expected increase in staff for anticipated sales.  We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses, which we cannot give any assurance we will be able to accomplish. Our current operating expenditures are approximately $125,000 per month to support our operations, and under our projected growth plan, we expect to double that amount to approximately $250,000 per month by the end of fiscal 2009. Along with revenues from our existing contracts, we believe that we will need to raise capital to address the reduction in debt required for the merger to become effective and to allow us to stay in business.  We estimate that we will require approximately $1,000,000 in additional capital to sustain our operations at their current level through fiscal 2009 and that we will require as much as $3,000,000 in additional revenues or $1,500,000 in additional funding to achieve our projected growth plan.

Although we believe the additional capital we will require will be provided either through new equity investment, the exercise of warrants, debt and/or increased revenue, we cannot assure you that the equity investment will be made, warrants will be exercised, we can obtain debt at acceptable terms or that we can generate sufficient revenue to maintain projected operating levels. Accordingly, we may need to try to secure additional equity or debt financing which we cannot assure you would be available to us at prices that would be acceptable. Our failure to generate such revenue, reduce expenses or obtain necessary financing could impair our ability to stay in business and raises substantial doubt about our ability to remain as a going concern.

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

The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; computer and medical equipment – 5 years, and furniture and fixtures – 5 years.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

Computer Software Development Costs

During 2008 and 2007, the Company capitalized certain software development costs. The Company capitalizes the cost of software in accordance with SFAS 86 once technological feasibility has been demonstrated, as the Company has in the past sold, leased or otherwise marketed their software, and plans on doing so in the future. The Company capitalizes costs incurred to develop and market their privacy preserving software during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the software, typically five years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events. The Company has not developed any software for internal use. The Company commencing January 1, 2008, placed additional costs of software development from prior years into service, which is being amortized over a three year period.

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

The Company’s options issued in January and December 2008 were considered stock based compensation (see Note 7).

Concentrations

The Company has derived all of its revenue for the years ended December 31, 2008 and 2007 from one customer. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. To date, accounts receivable have been derived from contracts with agencies of the federal government. Accounts receivable are generally due within 30 days and no collateral is required.

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

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of December 31, 2008, no additional accrual for income taxes is necessary.

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

Research and Development

Research and development costs are expensed as incurred. In addition, research and development costs  have been included in indirect labor and  in direct labor and subcontractor costs for the years ended December 31, 2008 and 2007, respectively.

Recent Issued Accounting Standards

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 has not had a material impact on the consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management does not believe that the adoption of SFAS No. 160 has had an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R has not had a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expenses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin No. 107, “Share Based Payment”, (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for the Company on January 1, 2008. The adoption of SAB 110 has not had a material impact on the Company’s financial position.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company was required to adopt FSP 142-3 on October 1, 2008. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe FSP 142-3 will materially impact their financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe that the adoption of FSP APB 14-1 will have a material effect on its financial position, results of operations or cash flows.

In June 2008, the Emerging Issues Task Force issued EITF No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”), which supersedes the definition in EITF 06-01 for periods beginning after December 15, 2008. The objective of EITF 07-05 is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in FSAB 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of SFAS 133 (“the Paragraph 11(a) Exception”). EITF 07-05 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument s within the scope of EITF 00-19. The Company is determining what impact, if any, EITF 07-05 will have on its financial position, results of operations and cash flows.

In June 2008, the Emerging Issues Task Force issued EITF 08-04, “Transition Guidance for Conforming Changes to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 08-04”). EITF 08-04 is effective for years ending after December 15, 2008. The overall objective of EITF 08-04 is to conform the requirements of EITF 00-27 and FASB 150 with EITF 98-5 to provide for consistency in application of the standard. The Company has computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements and does not believe that EITF 08-04 will have a material effect on that accounting.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.  Financial Statements and Supplementary Data

The information required by this item appears following Item 15 of this report and is incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).        Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2008.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective due to the existence of material weaknesses in our internal control over financial reporting, discussed below.

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

Our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2008 due to the existence of several material weaknesses in our internal control over financial reporting, discussed below. Our Board of Directors has reviewed the results of management’s assessment. In addition, on a quarterly basis we will evaluate any changes to our internal control over financial reporting to determine if material changes occurred.

Material Weaknesses in Internal Controls

During the conduct of our assessment of internal control over financial reporting, we identified two material weaknesses and have advised the Board of Directors that the following material weaknesses existed at December 31, 2008. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a “material weakness” is a control deficiency or a combination of control deficiencies such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses exist in (i) the lack of independent oversight by an audit committee of independent members of the Board of Directors and (ii) the lack of segregation of duties in the financial reporting and compliance functions. Due to the lack of resources, we have not taken any substantial steps towards resolving the material weaknesses described above.  We expect to do so upon effectiveness of the merger with The Irus Group and raising additional funds in conjunction with the merger.

While these material weaknesses did not have an effect on our reported results or result in the restatement of any previously issued financial statements or any other related disclosure, they nevertheless constituted deficiencies in our controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002, and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite those deficiencies in our internal controls, management believes that there were no material inaccuracies or omissions of material fact in this annual report.

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

Name and Position	Age	Director Since

B.K. Gogia President and Chairman of the Board of Directors	57	2006

Michael D. Brown[1] President and Chief Executive Officer	54	–

Dr. Jerzy W. Bala Chief Technical Officer and a Director	49	2006

Scott B. Parliament[2] Chief Financial Officer and a Director	51	2006

Jesus Mena[3] Chief Strategy Officer	61	–

1 On May 9, 2008, Michael D. Brown was removed from our Board of Directors by written consent of our stockholders, and the employment agreement of Mr. Brown, our former President and Chief Executive Officer, was terminated.

2 On May 9, 2008, Scott B. Parliament  was removed from our Board of Directors by written consent of our stockholders, and the employment agreement of Mr. Parliament, our former Chief Financial Officer, was terminated.

3Jesus Mena resigned as our Chief Strategy Officer during fiscal year 2008.

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

Compliance with Section 16(a) of the Securities Exchange Act

Based solely upon a review of Forms 3 and 4 furnished under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year, Forms 5 furnished with respect to our most recent fiscal year and any written representations received from persons required to file such forms, the following persons - either officers, directors or beneficial owners of more than ten percent of any class of equity we have registered pursuant to Section 12 of the Securities Exchange Act –no person failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act .

Code of Ethics

We have not adopted a Code of Ethics, but we intend to do so in 2009.

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

The following Summary Compensation Table below sets forth the compensation paid to B.K. Gogia, as President and Chief Executive Officer, during the fiscal year ended December 31, 2008.  No other executive officer had compensation exceeded $100,000 in the fiscal year ended December 31, 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

B.K. Gogia	2008	180,000	–	–	–	–	–	25,649	(1)	205,649
President and Chief Executive Officer (PEO)	2007	180,000	–	–	1,961	–	–	25,649	(1)	207,610

(1)	Consists of automobile allowance in the amount of $9,942, and life insurance premiums for which we are not the beneficiary in the amount of $15,707.

In May 2006, we entered into employment agreements with our two executive officers, B.K. Gogia  and Dr. Jerzy W. Bala. The employment agreement with Dr. Bala has a term of three years, and Mr. Gogia’s agreement has a term of five years. Each of these employment agreements are terminable by the company during the term with or without cause. The employment agreements are terminable by the executives for “good reason”, including a material breach of the employment agreement not cured within 15 days. Upon termination for “good reason” by the executive or by the company without cause, Dr. Bala’s severance payment would be for nine months and Mr. Gogia’s severance payment would be the greater of two years or the remaining term of his employment agreement. Under their employment agreements each of the employees is eligible for a bonus upon achieving objectives determined by management for each executive for achieving certain performance targets. For the fiscal year ended December 31, 2008 and 2007, each executive agreed that no performance targets would be set and no bonuses would be paid.

    We have a 401(k) plan for which we provide no matching funds. In October 2007, we adopted a qualified stock option plan that will include up to 2,200,000 shares of our common stock. No other retirement, pension, or profit sharing exists.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards : Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards : Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable		Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

B.K. Gogia	10,000	(1)	–	–	$0.50	10/23/17	–	–	–	–

(1)	Includes 5,000 shares underlying options granted to Mr. Gogia’s spouse.

The table entitled “DIRECTOR COMPENSATION” and the discussion related to the tables have been omitted because no compensation required to be reported in that table was awarded to, earned by or paid to any of the directors in any of the covered fiscal years.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 14, 2009, certain information concerning the beneficial ownership of common stock by (i) each person known by the company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The calculation of the percentage owned is based on 17,738,510 shares outstanding (plus, with respect only to each holder of securities that are exercisable for or convertible into common stock within 60 days, shares underlying such securities). The address of each of the directors and executive officers listed below is c/o InferX Corporation, 1818 Library Street, Suite 500, Reston, Virginia 20190 unless otherwise indicated.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares Owned

B.K. Gogia	4,263,079	(1)	31.5%

Jerzy W. Bala	580,384	(2)	4.3%

Robert B. Prag 2455 El Amigo Road Del Mar, CA 92014	668,150	(3)	4.9%

John Lemak Sandor Capital Master Fund, L.P. 2828 Routh Street, Suite 500 Dallas, TX 75201	1,357,580	(4)	9.9%

Lacuna Venture Fund LLLP c/o Lacuna Ventures 1100 Spruce Street, Suite 202 Boulder, CO 80302	2,896,428	(5)	19.9%

All directors and executive officers as a group (2 persons)	4,843,463	(1) (2)	35.8%

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

(2)	Includes 5,000 shares underlying currently exercisable options owned directly by Dr. Bala.

(3)
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

(4)
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

Registration Rights

In connection with our acquisition of InferX Virginia, the October 2006 private placement, and certain other agreements, we have agreed to file registration statements under the Securities Act to register the resale of our common stock beneficially owned by our former directors, officers and stockholders, Paul T. Mannion Jr., Andrew Reckles and Robert B. Prag, as well as the individuals who became directors, officers and significant stockholders following the acquisition: B.K. Gogia, Jerzy W. Bala and Scott B. Parliament. In addition, if we fail to meet certain deadlines in filing or having the registration statements declared effective, some of these individuals will be entitled to receive additional shares of common stock as a penalty.  As a penalty 268,404, shares of common stock were issued in 2007 to satisfy the obligation.

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

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and reviews of the quarterly financial statements was $38,000 and $38,000, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Our consolidated financial statements for the fiscal years ended December 31, 2008 and 2007 are filed with this report.

Exhibit Index

3(i)	Certificate of Incorporation, as amended on October 27, 2006 (incorporated by reference to Exhibit 3(i) to the registrant’s Current Report on Form 8-K, filed on October 30, 2006).

3(ii)	By-laws (incorporated by reference to Exhibit 3(ii) to the registrant’s Registration Statement on Form 10-SB, filed on January 12, 2006).

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006).

4.2	Form of Class A warrant to purchase common stock (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006).

4.3	Form of Class B warrant to purchase common stock (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006).

4.4	Registration Rights Agreement (incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006).

10.1	Lease of the registrant’s principal executive offices, as amended (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006).

10.2	Employment Agreement with B.K. Gogia (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006).

10.3	Employment Agreement with J. Bala (incorporated by reference to Exhibit 10.1 to Amendment No 1 to the registrant’s Current Report on Form 8-K, filed on November 1, 2006).

10.4	Employment Agreement with S. Parliament (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on November 16, 2006).

10.5	Employment Agreement with J. Mena (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006).

10.6	Subscription Agreement (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006).

10.7
Agreement and Plan of Merger by and among Black Nickel Acquisition Corp. I, InferX Acquisition Corp. and InferX Corporation, dated October 24, 2006 (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006).

10.8	Consulting Agreement with Michael D. Brown (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K, filed on December 18, 2006).

10.9	Executive Employment Agreement with Michael D. Brown (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on March 19, 2008).

10.10	InferX Corporation 2007 Stock Incentive Plan.

10.11	Form of Convertible Note (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K, filed on March 12, 2008).

10.12	Form of Security Agreement (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K, filed on March 12, 2008).

10.13	Task/Delivery Order for Supplies or Services issued by the U.S. Department of Veterans Affairs on October 24, 2007.

10.14
Agreement and Plan of Merger by and among InferX Corporation, The Irus Group, Inc. and Irus Acquisition Corp., dated March 16, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on March 18, 2009).

23.1	Consent of KBL, LLP.

24.1	Power of attorney (included on signature page hereof).

31.1	Section 302 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Section 302 Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32	Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InferX Corporation

Date: April 15, 2009	By:	/s/ B.K. Gogia
B.K. Gogia
President and Chief Executive Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2009	By:	/s/ B.K. Gogia
B.K. Gogia
President and Chief Executive Officer

(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: April 15, 2009	By:	/s/ B.K. Gogia
B.K. Gogia
Director

Date: April 15, 2009	By:	/s/ Jerzy W. Bala
Jerzy W. Bala
Director

INFERX CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	35
Consolidated Balance Sheets as of December 31, 2008 and 2007	36
Consolidated Statements of Operations for the Years Ended	37
December 31, 2008 and 2007
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the	38
Years Ended December 31, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended	39
December 31, 2008 and 2007
Notes to Consolidated Financial Statements	40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
InferX Corporation
McLean, Virginia

We have audited the accompanying consolidated balance sheets of InferX Corporation (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InferX Corporation as of December 31, 2008 and 2007, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2008 and 2007 in conformity with U.S. generally accepted accounting principles.

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

/s/ KBL, LLP
New York, NY
March 23, 2009

INFERX CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS

CURRENT ASSETS
Cash	$-	$1,670
Prepaid expenses and other current assets	-	7,505
Total current assets	-	9,175

Fixed assets, net of depreciation	31,579	31,047

Other Asset
Computer software development costs, net of amortization	140,249	350,246
Total other asset	140,249	350,246

TOTAL ASSETS	$171,828	$390,468

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,462,684	$803,731
Cash overdraft	1,495	-
Liability for stock to be issued	-	15,000
Current portion of notes payable, net of debt discount of $9,658	395,278	15,703
Total current liabilities	1,859,458	834,434

Long-term Liabilities
Notes payable, net of current portion, net of debt discount of $164,460	163,540	350,307

TOTAL LIABILITIES	2,022,997	1,184,741

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and
no shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, 75,000,000 shares authorized and
17,738,510 and 11,472,188 issued and outstanding	1,774	1,147
Additional paid-in capital	4,948,692	3,278,517
Retained earnings (deficit)	(6,801,635)	(4,073,937)
Total stockholders' equity (deficit)	(1,851,169)	(794,273)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$171,828	$390,468

The accompanying notes are an integral part of these consolidated financial statements.

INFERX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

REVENUE	$80,934	$371,093

COST OF REVENUES
Direct labor and other fringes	43,261	79,354
Subcontractor	19,710	104,191
Other direct costs	416	12,132
Amortization of computer software development costs	209,996	177,003
Total costs of revenues	273,383	372,680

GROSS (LOSS)	(192,450)	(1,587)

OPERATING EXPENSES
Indirect and overhead labor and fringes	633,884	716,416
Professional fees	172,480	537,665
Travel related costs	22,729	44,288
Rent	128,626	106,789
General and administrative	221,874	94,070
Registration penalty	-	134,202
Stock issued for services	116,625	-
Stock based compensation	48,345	27,613
Depreciation and impairment	14,446	29,707
Total operating expenses	1,359,010	1,690,750

NET LOSS FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES	(1,551,460)	(1,692,337)

OTHER EXPENSE
Interest expense, net of interest income	1,176,238	12,400

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(2,727,698)	(1,704,737)

Provision for income taxes	-	-

NET (LOSS) APPLICABLE TO SHARES	$(2,727,698)	$(1,704,737)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.20)	$(0.17)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	13,623,617	10,324,653

The accompanying notes are an integral part of these consolidated financial statements.

INFERX CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

					Additional	Retained
	Preferred Stock		Common Stock		Paid-In	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance - December 31, 2006	-	$-	9,129,392	$913	$1,846,575	$(2,853,817)	$(1,006,329)

Exercising of warrants to common stock	-	-	2,074,392	207	628,611	-	628,818

Issuance of shares for penalty under registration rights agreement	-	-	268,404	27	134,175	-	134,202

Change in classification of derivatives based on EITF 00-19-2	-	-	-	-	547,086	484,617	1,031,703

Warrants issued to consultant	-	-	-	-	94,457	-	94,457

Vested stock options issued	-	-	-	-	27,613	-	27,613

Net loss for the year	-	-	-	-	-	(1,704,737)	(1,704,737)

Balance - December 31, 2007	-	-	11,472,188	1,147	3,278,517	(4,073,937)	(794,273)

Issuance of common stock in conversion of notes payable	-	-	5,411,322	541	168,959	-	169,500

Issuance of common stock for services rendered	-	-	350,000	35	52,465	-	52,500

Issuance of common stock for liability for stock to be issued	-	-	30,000	3	14,997	-	15,000

Issuance of common stock for incentive to enter into note payable	-	-	475,000	48	64,077	-	64,125

Vested stock options issued	-	-	-	-	48,345	-	48,345

Recognition of beneficial conversion feature on notes payable	-	-	-	-	1,091,253	-	1,091,253

Warrants issued	-	-	-	-	230,079	-	230,079

Net loss for the year	-	-	-	-	-	(2,727,698)	(2,727,698)

Balance - December 31, 2008	-	$-	17,738,510	$1,774	$4,948,692	$(6,801,635)	$(1,851,169)

The accompanying notes are an integral part of these consolidated  financial statements.

INFERX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,727,698)	$(1,704,737)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:

Stock issued for services	116,625	-
Services rendered for liability for stock to be issued	-	15,000
Stock issued for penalty under registration rights agreeement	-	134,202
Value of warrants issued	-	94,457
Beneficial conversion feature	1,091,253	-
Stock based compensation	48,345	27,613
Amortization of debt discount	55,961	-
Impairment loss	-	10,473
Amortization of computer software development costs	209,996	177,003
Depreciation	14,446	19,234

Change in assets and liabilities
Decrease in accounts receivable	-	50,000
Decrease in prepaid expenses and other current assets	7,505	-
Increase in accounts payable and accrued expenses	672,953	674,337
Total adjustments	2,217,084	1,202,319
Net cash (used in) operating activities	(510,614)	(502,418)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,978)	(21,083)
Computer software development costs	-	(166,283)
Net cash (used in) investing activities	(14,978)	(187,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in cash overdraft	1,495	-
Exercise of warrants to common stock	-	628,818
Borrowings of promissory notes	547,500	-
(Repayment) of notes payable	(25,073)	(16,918)
Net cash provided by financing activities	523,922	611,900

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,670)	(77,884)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,670	79,554

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$1,670

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the period for interest	$10,284	$9,028

SUPPLEMENTAL INFORMATION ON NONCASH ACTIVITY
Issuance of warrants with convertible notes	$230,079	$-
Conversion of notes payable to stock	$162,500	$-
Stock issued for compensation	$15,000	$-
Stock issued for services	$116,625	$-
Stock based compensation	$48,345	$27,613
Warrants issued to consultant	$-	$94,457
Services rendered for liability for stock to be issued	$-	$15,000
Stock issued for penalty shares under registration rights agreement	$-	$134,202

The accompanying notes are an integral part of these consolidated financial statements.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred a loss of $2,727,698 and $1,704,737 for the years ended December 31, 2008 and 2007, respectively, and has a working capital deficiency of $1,859,458 as of December 31, 2008.  The principal reasons for the recurring losses and working capital deficiency relates to the Company’s continued focus on refining its products and search for profitable government contracts. The Company expects the negative cash flow from operations to continue its trend through the next twelve months, however continues to expand their pipeline of contracts. These factors raise significant doubt about the ability of the Company to continue as a going concern.

Management’s plans to address these conditions include continued efforts to obtain government contracts as well as commercial contracts through expanding sources and new technology, and the raising of additional capital through the sale of the Company’s stock. Additionally, the Company has commenced plan’s to reduce their liabilities by conversion of the notes payable and underlying warrants into shares of common stock. The Company has only had discussions up to this point other than the $169,500 they have converted in 2008.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

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

The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management has determined that as of December 31, 2008, an allowance of $2,364 is required.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years). Costs of maintenance and repairs are charged to expense as incurred.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

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

For the years ended December 31, 2008 and 2007, the Company recognized $209,996 and $177,003 of amortization expense on its capitalized software costs, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

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

The Company’s options issued in January and December 2008 were considered stock based compensation (see Note 7).

Concentrations

The Company has derived all of its revenue for the years ended December 31, 2008 and 2007 from one customer.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

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

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of December 31, 2008, no additional accrual for income taxes is necessary.

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

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	Years Ended
	December 31,	December 31,
	2008	2007

Net (loss)	$(2,727,698)	$(1,704,737)

Weighted-average common shares outstanding :
Basic	13,623,617	10,324,653
Convertible Notes	20,165,151	-
Warrants	20,408,784	4,908,784
Options	2,015,000	140,834
Diluted	56,212,552	15,374,271

Basic net (loss) per share	$(0.20)	$(0.17)

Diluted net (loss) per share	$(0.20)	$(0.17)

Research and Development

Research and development costs are expensed as incurred. In addition, research and development costs of $68,509 and $32,127 have been included in indirect labor and $0 and $183,548 have been included in direct labor and subcontractor costs for the years ended December 31, 2008 and 2007, respectively.

Recent Issued Accounting Standards

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 has not had a material impact on the consolidated financial statements.

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

NOTE 2                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management does not believe that the adoption of SFAS No. 160 has had an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R has not had a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expenses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin No. 107, “Share Based Payment”, (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for the Company on January 1, 2008. The adoption of SAB 110 has not had a material impact on the Company’s financial position.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company was required to adopt FSP 142-3 on October 1, 2008. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe FSP 142-3 will materially impact their financial position, results of operations or cash flows.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

In May 2008, the FASB issued FSP Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe that the adoption of FSP APB 14-1 will have a material effect on its financial position, results of operations or cash flows.

In June 2008, the Emerging Issues Task Force issued EITF No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”), which supersedes the definition in EITF 06-01 for periods beginning after December 15, 2008. The objective of EITF 07-05 is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in FSAB 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of SFAS 133 (“the Paragraph 11(a) Exception”). EITF 07-05 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument s within the scope of EITF 00-19. The Company is determining what impact, if any, EITF 07-05 will have on its financial position, results of operations and cash flows.

In June 2008, the Emerging Issues Task Force issued EITF 08-04, “Transition Guidance for Conforming Changes to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 08-04”). EITF 08-04 is effective for years ending after December 15, 2008. The overall objective of EITF 08-04 is to conform the requirements of EITF 00-27 and FASB 150 with EITF 98-5 to provide for consistency in application of the standard. The Company has computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements and does not believe that EITF 08-04 will have a material effect on that accounting.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

NOTE 3-	FIXED ASSETS

Fixed assets consist of the following as of December 31, 2008 and 2007, respectively:

	Estimated Useful	December 31,	December 31,
	Lives (Years)	2008	2007

Computer equipment	5	$107,065	$92,087
Office machinery and equipment	3	15,638	15,638
Furniture and fixtures	5	538	538
Automobile	5	58,476	58,476
		181,717	166,739
Less: Accumulated depreciation		(150,138)	(135,692)

Total, net		$31,579	$31,047

Depreciation expense was $14,446 and $19,234 for the years ended December 31, 2008 and 2007, respectively.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE 4-	COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs consist of the following as of December 31, 2008 and 2007, respectively:

	Estimated Useful	December 31,	December 31,
	Lives (Years)	2008	2007

Computer software development costs	5	$986,724	$986,724

Less: Accumulated amortization		(846,475)	(636,478)

Total, net		$140,249	$350,246

Amortization expense was $209,996 and $177,003 for the years ended December 31, 2008 and 2007, respectively.  At March 31, 2007, the Company wrote off net software development costs of $10,473 relating to their Inferview product.

Amortization expense anticipated through December 31, 2010 is as follows:

Period ended December 31:
2009	$70,125
2010	70,124

$140,249

NOTE 5-	NOTES PAYABLE

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

The Company must comply with the default provisions contained in the Note. The Company is in default under the Note if it does not make a payment under the Note, or if it: a) fails to comply with any provision of the Note, the Loan Authorization and Agreement, or other Loan documents; b) defaults on any other SBA loan; c) sells or otherwise transfers, or does not preserve or account to SBA’s satisfaction for, any of the collateral (as defined therein) or its proceeds; d) does not disclose, or anyone acting on their behalf does not disclose, any material fact to the SBA; e) makes, or anyone acting on their behalf makes, a materially false or misleading representation to the SBA; f) defaults on any loan or agreement with another creditor, if the SBA believes the default may materially affect the Company’s ability to pay this Note; g) fails to pay any taxes when due; h) becomes the subject of a proceeding under any bankruptcy or insolvency law; i) has a receiver or liquidator appointed for any part of their business or property; j) makes an assignment for the benefit of creditors; k) has any adverse change in financial condition or business operation that the SBA believes may materially affect the Company’s ability to pay this Note; l) dies; m) reorganizes, merges, consolidates, or otherwise changes ownership or business structure without the SBA’s prior written consent; or n) becomes the subject of a civil or criminal action that the SBA believes may materially affect the Company’s ability to pay this Note. The Company is currently in default of this note as they have not made a payment since October 29, 2008. As a result, the Company has classified all of the principal remaining on this note as a current liability, and has not received a waiver from the SBA until the first quarter of 2009 for the default.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE 5-	NOTES PAYABLE (CONTINUED)

SBA Loan (Continued)

As of December 31, 2008, the Company has an outstanding principal balance of $354,936. Interest expense on the SBA loan for the years ended December 31, 2008 and 2007 were $8,035 and $12,628, respectively.

Automobile Loan

The Company has a note payable with an automotive finance company in the original amount of $44,990 (the “Auto Note”). The Auto Note commenced in November 2003, and requires payments of $750 per month for a period of 60 months. The Auto Note is secured by the automobile.

As of December 31, 2008, the note has matured.

Convertible Notes

The Company has entered into the following convertible notes:

•
Convertible note dated March 6, 2008 in the amount of $75,000, with a term of 2 years, with interest calculated at 9.9% per annum. The note is convertible at 50% of the closing bid price of the common stock on the date of conversion. The Company has accrued interest for the period ended December 31, 2008 in the amount of $5,974. In accordance with EITF 98-5 and EITF 00-27, the Company recorded a beneficial conversion feature of $75,000 based on the difference in the intrinsic value of the conversion option. As of December 31, 2008, $7,000 was converted for 4,207,618 shares of common stock. An additional $5,000 was converted in January 2009 into 1,515,151 shares of common stock;

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

•
Convertible note dated June 1, 2008 in the amount of $25,000, with a term of 1 year, with interest calculated at 9.9% per annum. The note is convertible into a fixed price of $0.02 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $0.02 per share for 1,250,000 warrants. There will also be warrants issued for accrued interest should the interest be converted. The Company has accrued interest for the period ended December 31, 2008 in the amount of $1,451;

•
Convertible note dated June 21, 2008 in the amount of $10,000, with a term of 1 year, with interest calculated at 9.9% per annum. The note is convertible into a fixed price of $0.02 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $0.02 per share for 500,000 warrants. There will also be warrants issued for accrued interest should the interest be converted.. The Company has accrued interest for the period ended December 31, 2008 in the amount of $526;

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE 5-	NOTE PAYABLE (CONTINUED)

Convertible Notes (continued)

•
Convertible note dated June 21, 2008 in the amount of $10,000, with a term of 1 year, with interest calculated at 9.9% per annum. The note is convertible into a fixed price of $0.02 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $0.02 per share for 500,000 warrants. There will also be warrants issued for accrued interest should the interest be converted. The Company has accrued interest for the period ended December 31, 2008 in the amount of $526;

•
Convertible note dated July 2, 2008 in the amount of $5,000, with a term of 1 year, with interest calculated at 9.9% per annum. The note is convertible into a fixed price of $.020 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $.02 per share for 250,000 warrants. There will also be warrants issued for accrued interest should the interest be converted. The Company has accrued interest for the period ended December 31, 2008 in the amount of $248;

•
Convertible notes dated between July 23, 2008 and August 6, 2008 in the amount of $250,000, with a term of 2 years, with interest calculated at 10% per annum. The notes are convertible into a fixed price of $.02 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $.02 per share for 12,500,000 warrants. There will also be warrants issued for accrued interest should the interest be converted. The Company has accrued interest for the period ended December 30, 2008 in the amount of $10,736.; and

•
Convertible note dated November 16, 2008 in the amount of $10,000, with a term of 2 years, with interest calculated at 10% per annum. The note is convertible into a fixed price of $.02 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $.02 per share for 500,000 warrants. There will also be warrants issued for accrued interest should the interest be converted. The Company has accrued interest for the period ended December 31, 2008 in the amount of $121;

The convertible notes issued in June, July, August and November 2008, were issued with warrants and each instrument was valued according to the provisions of APB 14. The value of the warrants are reflected as additional paid in capital with a value of $230,079, with a corresponding debt discount in the same amount. The discount is being amortized over the life of the convertible notes of 1 to 2 years. Amortization of the discount for the year ended December 31, 2008 is $55,961, with a remaining debt discount as of December 31, 2008 of $174,118. In addition, the Company calculated a beneficial conversion feature of $1,091,253 on the $385,000 in convertible notes in accordance with the provisions of EITF 98-5 and EITF 00-27.

As of December 31, 2008, the repayment schedule of the Notes Payable for the next two years and in the aggregate is:

2009 (net of discount of $9,658)	$395,278
2010 (net of discount of $164,460)	163,540
558,818
Less: current portion	(395,278)

Long-term portion	$163,540

NOTE 6-	STOCKHOLDERS’ EQUITY (DEFICIT)

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

The Company as of December 31, 2008 has 17,738,510 shares of common stock issued and outstanding.

During the year ended December 31, 2008 the Company issued 462,963 and 740,741 shares of common stock in convertible note transactions of $62,500 and $100,000, respectively (see Note 5).  These shares of stock were issued in April 2008. Additionally, 4,207,618 shares of common stock were issued to convert $7,000 of a convertible note payable.

The Company issued 475,000 shares of common stock to three convertible note holders valued at $64,125 for entering into the March 6, 7 and 10 convertible note agreements.  The Company also issued 350,000 shares of common stock for services rendered valued at $52,500. The combined $116,625 is reflected as stock issued for services in the consolidated statements of operations for the year ended December 31, 2008.  These shares of stock were issued in April 2008.

The Company has also recorded a $15,000 consulting fee in 2007 for the issuance of 30,000 shares of stock. The fees were earned in 2007 and the shares of stock were issued in April 2008.

Warrants

The Company in the private placement granted 2,329,392 Class A and 2,329,392 Class B warrants. In April 2007, 1,629,513 of the Class A warrants were exercised into common shares. In November 2007, an additional 444,879 of the Class A warrants were exercised into common shares. The Company granted additional Class A warrants to the warrant holders that exercised during April and November 2007. The additional Class A warrants of 2,074,392 were issued in November 2007 and are reflected herein. The Company also issued 250,000 warrants in September 2007 for investor relation services and 2,250,000 warrants in connection with the convertible notes issued in June 2008, 250,000 warrants in connection with the notes issued in July 2008, 12,500,000 warrants in connection with the notes issued in July and August 2008, and 500,000 warrants in connection with the note issued in November 2008. The following is a breakdown of the warrants:

	Exercise	Date
Warrants	Price	Issued	Term
255,000	$0.50	4/1/2007	5 years
2,329,392	$0.50	4/1/2007	5 years
250,000	$0.50	9/1/2007	5 years
2,074,392	$0.50	11/30/2007	3.9 years
2,250,000	$0.02	6/1/2008	5 years
250,000	$0.02	7/2/2008	5 years
12,500,000	$0.02	7/31/08-8/6/08	5 years
500,000	$0.02	11/16/2008	5 years
20,408,784

The warrants have a weighted average price of $.12.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE 6-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

The Class A Warrants and Class B Warrants in the private placement as well as the consultant warrants were valued utilizing the Black – Scholes method as follows:

	Class A	Class B	Consultant	Conv Notes
Stock Price	$.50	$.50	$.50	$.10
Strike Price	$.50	$.62	$.50	$.02
Expected Life of Warrant	5 yrs.	5 yrs.	5 yrs.	5 yrs.
Annualized Volatility	50%	50%	50%	100%
Discount Rate	3.50%	3.50%	3.50%	3.00%
Annual Rate of Quarterly Dividends	None	None	None	None
Call Option Value	$.237	$.206	$.378	$.0834/$.0908

Options

Prior to October 2007, there were no options outstanding, or granted. In October 2007, the Company’s Board of Directors and Shareholders approved the adoption of an option plan for a total of 2,200,000 shares and issued 440,000 options in October 2007 and 2,000,000 in December 2008 that vest over a three-year period of time with a strike price of $0.50 per share (October 2007/January 2008) and $.01 (December 2008). 425,000 of these options were forfeited during 2008. The Company has 2,015,000 options remaining at December 31, 2008, all of which are fully vested.

These options were valued as follows:

January 2008
Stock Price	$0.03/$0.55
Strike Price	$.50
Expected Life of Option	1 yr.
Annualized Volatility	100%
Discount Rate	3.00%
Annual Rate of Quarterly Dividends	None
Call Option Value	$.124/$.217

December 2008
Stock Price	$0.01
Strike Price	$0.01
Expected Life of Option	5 yr.
Annualized Volatility	100%
Discount Rate	3.00%
Annual Rate of Quarterly Dividends	None
Call Option Value	$.0076

The value attributable to these options for the year ended December 31, 2008 and 2007 is $48,345 and $27,613 respectively and is reflected in the consolidated statements of operations as stock based compensation.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE 7-	COMMITMENTS

Rental

The Company leased office space under an operating lease that expired in November 2008. The Company currently leases space on a month-to-month basis.

Rent expense for the years ended December 31, 2008 and 2007 was $128,626 and $106,789, respectively.

Consulting Agreements

During the year ended December 31, 2008, the Company did not enter into any consulting agreements. In 2007, the Company entered into consulting agreements with marketing and strategic consulting groups with terms that do not exceed one year. These companies are to be paid fees for the services they perform. The Company has included these fees in their consolidated statements of operations for the years ended December 31, 2008 and 2007.

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

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE 8-	PROVISION FOR INCOME TAXES (CONTINUED)

At December 31, 2008, deferred tax assets consist of the following:

Net operating losses	$1,904,911

Valuation allowance	(1,904,911)

$-

At December 31, 2008, the Company had net operating loss carryforward in the approximate amount of $5,602,679, available to offset future taxable income through 2028.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2008 and 2007 is summarized below.

	2008	2007
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	6.0	6.0
Valuation allowance	28.0	28.0
	0%	0%

NOTE 9-                DEFINED CONTRIBUTION PLAN

The Company has a retirement plan which satisfies the requirements of Section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of the participants’ elective deferrals. The Company made no such contributions for the years ended December 31, 2008 and 2007, respectively.

NOTE 10-             MAJOR CUSTOMER

The Company’s contracts with agencies of the federal government accounted for 100% of its revenue and accounts receivable as of and for the years ended December 31, 2008 and 2007, respectively.

NOTE 11-             FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS 157. SFAS 157 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 inputs: Quoted prices for identical instruments in active markets.

Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 inputs: Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total

Cash	-	-	-	-

Total assets	-	-	-	-

Notes payable, net of discount	-	-	558,818	558,818

Total liabilities	-	-	558,818	558,818

NOTE 12-             SUBSEQUENT EVENT

On March 16, 2009, the Company entered into an agreement and plan of reorganization (the “Merger Agreement”) with the Irus Group, Inc. under which it intends to effect a reverse triangular merger between The Irus Group, Inc. and the Company’s wholly-owned subsidiary, Irus Acquisition Corp. (formed for the purse of completing this transaction).

Under the terns of the Merger Agreement, the issued and outstanding shares of The Irus Group common stock will be automatically converted into the right to receive 70% of the issued and outstanding shares of the Company’s common stock.

The Merger Agreement also provides that, at the effective time of the Merger, the Company’s Board of Directors agrees to appoint Vijay Suri, President and CEO of the Company and have Vijay Suri fill a vacancy on its Board of Directors. In addition, effectiveness of the Merger Agreement is conditional upon (i) the Company restructuring existing debt by converting the existing debt and warrants to common stock with the intention of having no more than 57-60 million shares of its common stock outstanding prior to a reverse split of not less than 1:10; (ii) the Company using its best efforts to reduce its accounts payable by 70%, (iii) Vijay Suri, President and CEO of The Irus Group, Inc. executing an employment agreement with the Company, and (iv) additional customary closing conditions relating to delivery of financial statements, closing certificates as to representations and warranties, and the delivery of any required consents or government approvals. The Merger is expected to be completed by June 30, 2009.