Form 10-Q
period 2009-03-31
INFERX CORP
filed 2009-07-13
CIK 1329548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-51720

InferX Corporation
(Exact name of registrant as specified in its charter)

Delaware	54-1614664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46950 Jennings Farm Drive
Suite 290
Sterling, Virginia	20164
(Address of principal executive offices)	(Zip Code)

(703) 444-6030
(Registrant’s telephone number, including area code)

1818 Library Street
Suite 500
Reston, Virginia 20190
(Former Name, Former Address and Former Fiscal Year
if Changed Since Last Report)

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

As of  March 31, 2009, there were 17,738,510 outstanding shares of the registrant’s common stock, $.0001 par value.

InferX Corporation
Quarterly Report on Form 10-Q
for the Quarterly Period Ended
March 31, 2009

INFERX CORPORATION
INFERX CORPORATION
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	1
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008 (unaudited)	2
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	3
Notes to Condensed Consolidated Financial Statements	4

INFERX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

	(UNAUDITED)
	MARCH 31,	DECEMBER 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$107	$-
Prepaid expenses and other current assets	-	-
Total current assets	107	-

Fixed assets, net of depreciation	29,103	31,579

Other Asset
Computer software development costs, net of amortization	121,409	140,249
Total other asset	121,409	140,249

TOTAL ASSETS	$150,619	$171,828

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,611,468	$1,462,684
Cash overdraft	-	1,495
Liability for stock to be issued	20,000	-
Current portion of notes payable, net of debt discount of $3,410	124,590	395,278
Total current liabilities	1,756,058	1,859,457

Long-term Liabilities
Notes payable, net of current portion, net of debt discount of $139,391	453,369	163,540

TOTAL LIABILITIES	2,209,427	2,022,997

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, 75,000,000 shares authorized and 17,738,510 shares issued and outstanding, respectively	1,774	1,774
Additional paid-in capital	4,948,692	4,948,692
Retained earnings (defict)	(7,009,274)	(6,801,635)
Total stockholders' equity (deficit)	(2,058,808)	(1,851,169)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$150,619	$171,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008

REVENUE	$-	$53,261

COST OF REVENUES
Direct labor and other finges	-	35,307
Subcontractor	-	19,710
Other direct costs	-	416
Amortization of computer software development costs	18,840	63,091
Total costs of revenues	18,840	118,524

GROSS (LOSS)	(18,840)	(65,263)

OPERATING EXPENSES
Indirect and overhead labor and fringes	73,952	244,062
Professional fees	30,529	96,309
Travel related costs	2,206	7,744
Rent	500	27,663
General and administrative	37,628	22,680
Stock issued for services	-	116,625
Stock based compensation	-	33,232
Depreciation	2,475	5,498
Total operating expenses	147,290	553,813

NET LOSS FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES	(166,130)	(619,076)

OTHER EXPENSE
Interest expense, net of interest income	41,509	3,681

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(207,639)	(622,757)

Provision for income taxes	-	-

NET (LOSS) APPLICABLE TO SHARES	$(207,639)	$(622,757)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.01)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,738,510	11,472,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(207,639)	$(622,757)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:

Stock issued for services	-	116,625
Stock based compensation	-	33,232
Amortization of computer software development costs	18,840	63,091
Depreciation	2,475	5,498
Amortization of debt discount	31,317	-
Change in assets and liabilities
Increase in accounts payable and accrued expenses	136,609	224,768
Total adjustments	189,241	443,214
Net cash (used in) operating activities	(18,398)	(179,543)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(14,978)
Computer software development costs	-	-
Net cash (used in) investing activities	-	(14,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received for shares of common stock to be issued	20,000	-
(Decrease) in cash overdraft	(1,495)	-
Borrowings of promissory notes	-	237,500
(Repayment) of notes payable	-	(4,706)
Net cash provided by financing activities	18,505	232,794

NET INCREASE IN CASH AND CASH EQUIVALENTS	107	38,273

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	1,670

CASH AND CASH EQUIVALENTS - END OF PERIOD	$107	$39,943

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the year for interest	$624	$3,148
Cash paid during the year for income taxes	$-	$-

SUPPLEMENTAL INFORMATION OF NONCASH ACTIVITY
Conversion of notes payable to liability for stock to be issued/ stock issued	$-	$162,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2008 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred a loss of $207,639 and $622,757 for the three months ended March 31, 2009 and 2008, respectively, and has a working capital deficiency of $1,755,951 as of March 31, 2009.  The principal reasons for the recurring losses and working capital deficiency relates to the Company’s continued focus on refining its products and search for profitable government contracts. The Company expects the negative cash flow from operations to continue its trend through the next twelve months, however continues to expand their pipeline of contracts. These factors raise significant doubt about the ability of the Company to continue as a going concern.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (Continued)

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management has determined that as of March 31, 2009, an allowance of $2,364 is required.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years). Costs of maintenance and repairs are charged to expense as incurred.

Computer Software Development Costs

During 2008, the Company capitalized certain software development costs. The Company capitalizes the cost of software in accordance with SFAS 86 once technological feasibility has been demonstrated, as the Company has in the past sold, leased or otherwise marketed their software, and plans on doing so in the future. The Company capitalizes costs incurred to develop and market their privacy preserving software during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the software, typically five years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events. The Company has not developed any software for internal use. The Company commencing January 1, 2008, placed an additional $226,084 of software development from prior years into service, which is being amortized over a three year period.

For the three months ended March 31, 2009 and 2008, the Company recognized $18,840 and $63,091 of amortization expense on its capitalized software costs, respectively.

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

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2009 AND 2008 (UNAUDITED)

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

Concentrations

The Company has derived all of its revenue for the three months ended March 31, 2008 from one customer.

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

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2009 AND 2008 (UNAUDITED)

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

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of March 31, 2009, no additional accrual for income taxes is necessary.

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

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	Three Months Ended
	March 31,	March 31,
	2009	2008

Net (loss)	$(207,639)	$(622,757)

Weighted-average common shares outstanding :
Basic	17,738,510	11,472,188
Convertible Notes	18,900,000	-
Warrants	20,408,784	4,908,784
Options	2,015,000	370,000
Diluted	59,062,294	16,750,972

Basic net (loss) per share	$(0.01)	$(0.05)

Diluted net (loss) per share	$(0.01)	$(0.05)

Research and Development

Research and development costs are expensed as incurred. In addition, research and development costs have been included in the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, respectively.

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

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2009 AND 2008 (UNAUDITED)

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

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2009 AND 2008 (UNAUDITED)

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

NOTE 3-	FIXED ASSETS

Fixed assets consist of the following as of March 31, 2009 (unaudited) and December 31, 2008, respectively:

	Estimated Useful	March 31,	December 31,
	Lives (Years)	2009	2008

Computer equipment	5	$107,065	$107,065
Office machinery and equipment	3	15,638	15,638
Furniture and fixtures	5	538	538
Automobile	5	58,476	58,476
		181,717	181,717
Less: Accumulated depreciation		(152,614)	(150,138)

Total, net		$29,103	$31,579

Depreciation expense was $2,475 and $5,498 for the three months ended March 31, 2009 and 2008, respectively.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 4-	COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs consist of the following as of March 31, 2009 (unaudited) and December 31, 2008, respectively:

	Estimated Useful	March 31,	December 31,
	Lives (Years)	2009	2008

Computer software development costs	5	$986,724	$986,724

Less: Accumulated amortization		(865,315)	(846,475)

Total, net		$121,409	$140,249

Amortization expense was $18,840 and $63,091 for the three months ended March 31, 2009 and 2008, respectively.

Amortization expense anticipated through December 31, 2010 is as follows:

Period ended December 31:
2009	$70,125
2010	51,284

$121,409

NOTE 5-	NOTES PAYABLE

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

The Company must comply with the default provisions contained in the Note. The Company is in default under the Note if it does not make a payment under the Note, or if it: a) fails to comply with any provision of the Note, the Loan Authorization and Agreement, or other Loan documents; b) defaults on any other SBA loan; c) sells or otherwise transfers, or does not preserve or account to SBA’s satisfaction for, any of the collateral (as defined therein) or its proceeds; d) does not disclose, or anyone acting on their behalf does not disclose, any material fact to the SBA; e) makes, or anyone acting on their behalf makes, a materially false or misleading representation to the SBA; f) defaults on any loan or agreement with another creditor, if the SBA believes the default may materially affect the Company’s ability to pay this Note; g) fails to pay any taxes when due; h) becomes the subject of a proceeding under any bankruptcy or insolvency law; i) has a receiver or liquidator appointed for any part of their business or property; j) makes an assignment for the benefit of creditors; k) has any adverse change in financial condition or business operation that the SBA believes may materially affect the Company’s ability to pay this Note; l) dies; m) reorganizes, merges, consolidates, or otherwise changes ownership or business structure without the SBA’s prior written consent; or n) becomes the subject of a civil or criminal action that the SBA believes may materially affect the Company’s ability to pay this Note. The Company is currently in default of this note as they have not made a payment since October 29, 2008. As a result, the Company previously classified all of the principal remaining on this note as a current liability, and has since received a waiver from the SBA in the first quarter of 2009 for the default and has now classified the current portion and long-term portion of this note in the condensed consolidated balance sheet at March 31, 2009.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 5-	NOTES PAYABLE (CONTINUED)

SBA Loan (Continued)

As of March 31, 2009, the Company has an outstanding principal balance of $354,936. Interest expense on the SBA loan for the three months ended March 31, 2009 and 2008 were $900 and $3,148, respectively.

Automobile Loan

The Company has a note payable with an automotive finance company in the original amount of $44,990 (the “Auto Note”). The Auto Note commenced in November 2003, and requires payments of $750 per month for a period of 60 months. The Auto Note is secured by the automobile.

As of March 31, 2009, the note has matured.

Convertible Notes

The Company has entered into the following convertible notes:

•
Convertible note dated March 6, 2008 in the amount of $75,000, with a term of 2 years, with interest calculated at 9.9% per annum. The note is convertible at 50% of the closing bid price of the common stock on the date of conversion. The Company has accrued interest for the period ended December 31, 2008 and three months ended March 31, 2009 in the amount of $7,634. In accordance with EITF 98-5 and EITF 00-27, the Company recorded a beneficial conversion feature of $75,000 based on the difference in the intrinsic value of the conversion option. As of March 31, 2009, $7,000 was converted for 4,207,618 shares of common stock;

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

•
Convertible note dated June 1, 2008 in the amount of $25,000, with a term of 1 year, with interest calculated at 9.9% per annum. The note is convertible into a fixed price of $0.02 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $0.02 per share for 1,250,000 warrants. There will also be warrants issued for accrued interest should the interest be converted. The Company has accrued interest as of March 31, 2009 in the amount of $1,438;

•
Convertible note dated June 21, 2008 in the amount of $10,000, with a term of 1 year, with interest calculated at 9.9% per annum. The note is convertible into a fixed price of $0.02 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $0.02 per share for 500,000 warrants. There will also be warrants issued for accrued interest should the interest be converted. The Company has accrued interest as of March 31, 2009 in the amount of $770;

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 5-	NOTE PAYABLE (CONTINUED)

Convertible Notes (continued)

•
Convertible note dated June 21, 2008 in the amount of $10,000, with a term of 1 year, with interest calculated at 9.9% per annum. The note is convertible into a fixed price of $0.02 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $0.02 per share for 500,000 warrants. There will also be warrants issued for accrued interest should the interest be converted. The Company has accrued interest as of March 31, 2009 in the amount of $770;

•
Convertible note dated July 2, 2008 in the amount of $5,000, with a term of 1 year, with interest calculated at 9.9% per annum. The note is convertible into a fixed price of $.020 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $.02 per share for 250,000 warrants. There will also be warrants issued for accrued interest should the interest be converted. The Company has accrued interest as of March 31, 2009 in the amount of $370;

•
Convertible notes dated between July 23, 2008 and August 6, 2008 in the amount of $250,000, with a term of 2 years, with interest calculated at 10% per annum. The notes are convertible into a fixed price of $.02 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $.02 per share for 12,500,000 warrants. There will also be warrants issued for accrued interest should the interest be converted. The Company has accrued interest as of March 31, 2009 in the amount of $16,900; and

•
Convertible note dated November 16, 2008 in the amount of $10,000, with a term of 2 years, with interest calculated at 10% per annum. The note is convertible into a fixed price of $.02 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $.02 per share for 500,000 warrants. There will also be warrants issued for accrued interest should the interest be converted. The Company has accrued interest as of March 31, 2009 in the amount of $367.

The convertible notes issued in June, July, August and November 2008, were issued with warrants and each instrument was valued according to the provisions of APB 14. The value of the warrants are reflected as additional paid in capital with a value of $230,079, with a corresponding debt discount in the same amount. The discount is being amortized over the life of the convertible notes of 1 to 2 years. Amortization of the discount for the three months ended March 31, 2009 and 2008 is $31,317 and $0, respectively, with a remaining debt discount as of March 31, 2009 of $142,801. In addition, the Company calculated a beneficial conversion feature of $1,091,253 on the $385,000 in convertible notes in accordance with the provisions of EITF 98-5 and EITF 00-27.

As of March 31, 2009, the repayment schedule of the Notes Payable for the next two years and in the aggregate is:

2010 (net of discount of $3,410)	$124,590
2011 (net of discount of $139,391)	453,369
577,959
Less: current portion	(124,590)

Long-term portion	$453,369

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 6-	STOCKHOLDERS’ EQUITY (DEFICIT)

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

The Company as of March 31, 2009 has 17,738,510 shares of common stock issued and outstanding.

During the three months ended March 31, 2009 the Company issued no shares of common stock. The Company also raised $20,000 during the three months ended March 31, 2009, for shares of common stock, but these shares have not been issued as of March 31, 2009. During the year ended December 31, 2008 the Company issued 462,963 and 740,741 shares of common stock in convertible note transactions of $62,500 and $100,000, respectively (see Note 5).  These shares of stock were issued in April 2008. Additionally, 4,207,618 shares of common stock were issued to convert $7,000 of a convertible note payable.

The Company issued 475,000 shares of common stock to three convertible note holders valued at $64,125 for entering into the March 6, 7 and 10 convertible note agreements.  The Company also issued 350,000 shares of common stock for services rendered valued at $52,500. The combined $116,625 is reflected as stock issued for services in the consolidated statements of operations for the year ended December 31, 2007.  These shares of stock were issued in April 2008.

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

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2009 AND 2008 (UNAUDITED)

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

Options

Prior to October 2007, there were no options outstanding, or granted. In October 2007, the Company’s Board of Directors and Shareholders approved the adoption of an option plan for a total of 2,200,000 shares and issued 440,000 options in October 2007 and 2,000,000 in December 2008 that vest over a three-year period of time with a strike price of $0.50 per share (October 2007/January 2008) and $.01 (December 2008). 425,000 of these options were forfeited during 2008. The Company has 2,015,000 options remaining at March 31, 2009, all of which are fully vested.

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

The value attributable to these options for the three months ended March 31, 2009 and 2008 is $0 and $33,232 respectively and is reflected in the condensed consolidated statements of operations as stock based compensation.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 7-	COMMITMENTS

Rental

The Company leased office space under an operating lease that expired in November 2008. The Company currently leases space on a month-to-month basis.

Rent expense for the three months ended March 31, 2009 and 2008 was $500 and $27,663, respectively.

Consulting Agreements

During the three months ended March 31, 2009 and 2008, the Company did not enter into any consulting agreements. In 2007, the Company entered into consulting agreements with marketing and strategic consulting groups with terms that do not exceed one year. These companies are to be paid fees for the services they perform. The Company has included these fees in their condensed consolidated statements of operations for the three months ended March 31, 2008.

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

At March 31, 2009, deferred tax assets consist of the following:
Net operating losses	$1,964,860

Valuation allowance	(1,964,860)

$-

At March 31, 2009, the Company had net operating loss carryforward in the approximate amount of $5,779,001, available to offset future taxable income through 2029.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended March 31, 2009 and 2008 is summarized below.

	2009	2008
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	6.0	6.0
Valuation allowance	28.0	28.0
	0%	0%

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 9-          DEFINED CONTRIBUTION PLAN

The Company has a retirement plan which satisfies the requirements of Section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of the participants’ elective deferrals. The Company made no such contributions for the three months ended March 31, 2009 and 2008, respectively.

NOTE 10-        MAJOR CUSTOMER

The Company’s contracts with agencies of the federal government accounted for 100% of its revenue and accounts receivable as of and for the three months ended March 31, 2009 (accounts receivable only) and 2008, respectively.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Level 1	Level 2	Level 3	Total

Cash	107	-	-	107

Total assets	107	-	-	107

Notes payable, net of discount	-	-	577,959	577,959

Total liabilities	-	-	577,959	577,959

NOTE 12-        PENDING ACQUISITION

On March 16, 2009, the Company entered into an agreement and plan of reorganization (the “Merger Agreement”) with the Irus Group, Inc. under which it intends to effect a reverse triangular merger between The Irus Group, Inc. and the Company’s wholly-owned subsidiary, Irus Acquisition Corp. (formed for the purse of completing this transaction). The Merger Agreement was then amended on June 15, 2009 (the “First Amended and Restated Agreement”) to reflect the change in the amount of the issued shares to Irus in the transaction.

Under the terms of the First Amended and Restated Agreement, the issued and outstanding shares of The Irus Group common stock will be automatically converted into the right to receive 56% of the issued and outstanding shares of the Company’s common stock.

The Merger Agreement also provides that, at the effective time of the Merger, the Company’s Board of Directors agrees to appoint Vijay Suri, President and CEO of the Company and have Vijay Suri fill a vacancy on its Board of Directors. In addition, effectiveness of the Merger Agreement is conditional upon (i) the Company restructuring existing debt by converting the existing debt and warrants to common stock with the intention of having no more than 57-60 million shares of its common stock outstanding prior to a reverse split of not less than 1:10; (ii) the Company using its best efforts to reduce its accounts payable by 70%, (iii) Vijay Suri, President and CEO of The Irus Group, Inc. executing an employment agreement with the Company, and (iv) additional customary closing conditions relating to delivery of financial statements, closing certificates as to representations and warranties, and the delivery of any required consents or government approvals. The Merger is expected to be completed by July 31, 2009.

Item 2.    Management’s Discussion and Analysis or Plan of Operation.

The information set forth and discussed in this Management’s Discussion and Analysis or Plan of Operation is derived from our financial statements and the related notes, which are included. The following information and discussion should be read in conjunction with those financial statements and notes, as well as the information provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008.

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

Computer Software Development Costs

During 2008 and 2006, we capitalized certain software development costs. We capitalize the cost of software in accordance with SFAS 86 once technological feasibility has been demonstrated, as we have in the past sold, leased or otherwise marketed our software, and plans on doing so in the future. We capitalize costs incurred to develop and market our privacy preserving software during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants. Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the software, typically five years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events. We have not developed any software for internal use.

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

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2008, and they evaluate their tax positions on an annual basis, and has determined that as of June 30, 2008, no additional accrual for income taxes is necessary.

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

Recent Issued Accounting Standards

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the consolidated financial statements.

In February 2008, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

In December 2006, the FASB Staff issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”). EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Application of EITF 00-19-02 resulted in an adjustment in January 2008 reclassifying the derivative liability to additional paid-in capital and retained earnings. The adjustment reduced the derivative liability by $1,031,703 and increased additional paid-in capital by $547,086 and increased retained earnings by $484,617 which was the cumulative-effect adjustment resulting from the adoption of this standard.

In December 2008, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of SFAS No. 160 will have on our consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141.

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

In December 2008, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expresses the current view of the staff that it will accept a company's election to use the simplified method discussed in Staff Accounting Bulletin No. 107, “Share Based Payment", (“SAB107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for us on January 1, 2008. The adoption of SAB 110 is not expected to have a material impact on our final position.

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

Three Months Ended March 31, 2009 and 2008

Revenue for the three months ended March 31, 2009 was $0, a decrease of 100%, from $53,261 for the same period in 2008. This was a result of a decrease in government contracts.

Direct costs for the three months ended March 31, 2009 were $18,840 compared to $118,524 for the same period in 2008, a decrease of $99,684. This resulted primarily from a reduction of government contracts.

Operating expenses for the three months ended March 31, 2009, which include indirect labor, professional fees, advertising, consulting and general and administrative, decreased $406,523 to $147,290 for the period ended March 31, 2009 from $553,813 for the same period in 2008. This represents a decrease of 73% and is primarily a result of decreased indirect and overhead labor and fringes of $170,110 resulting from the terminations of two former executives and departure of one other executive and additional staff reductions in 2008 and a $116,625 reduction in stock issued for services as a result of decreased staff.

Interest expense increased $37,828 in the three months ended March 31, 2009 due to increased amounts of debt in 2009 compared to 2008.

Liquidity and Capital Resources

We had cash of $107 at March 31, 2009 and a working capital deficit of $2,058,808.  During the three months ended March 31, 2009, we used approximately $18,398 of cash from our operations.

Our operations in 2009 have been funded from the borrowings of promissory notes of $50,000.

We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses in light of our anticipated merger at the end of July 2009 with The Irus Group. We are currently expending approximately $70,000 per month to support our operations, and under our current business plan that anticipates completing the merger with The Irus Group we would be expending approximately $650,000 per month by the end of fiscal 2009. We expect to raise additional financing through sale of shares of our common stock until the expected closing date of the merger with The Irus Group at the end of July 2009 that will, we believe, allow us to raise enough capital  that combined with the cash generated by our combined companies will be  sufficient to fund our operations through the end of December 2009. If we are unable to generate increased revenue, raise additional capital or find another merger partner with sufficient revenues to support our operations, it will be necessary for us to significantly reduce expenses to stay in business. Although we believe the additional capital we will require will be provided through one of these sources, we cannot assure you that we will be successful in these financing efforts or find financing at acceptable prices. Our failure to generate such revenue, reduce expenses or obtain necessary financing could impair our ability to stay in business and raises substantial doubt about our ability to remain as a going concern.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4T.  Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of  March 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective due to the existence of material weaknesses in our internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 and which remain unremediated.

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

Item 1A.    Risk Factors.

Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2009 we made unregistered sales of stock in the aggregate principal amount of $20,000 to several investors from January 3, 2009 through March 31, 2009 under stock purchase agreement to meet some of the operational expenses.  All of the unregistered sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, on the basis that all purchasers were accredited investors.

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

Dated: July 13, 2009	InferX Corporation

	By:	/s/B.K. Gogia
B.K. Gogia
Chairman of the Board
(Principal Executive, Financial and
Accounting Officer)

InferX Corporation
Quarterly Report on Form 10-Q
for the Quarterly Period Ended
March 31, 2009

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