Form 10-Q
period 2009-06-30
INFERX CORP
filed 2009-08-20
CIK 1329548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of  June 30, 2009, there were 17,738,510 outstanding shares of the registrant’s common stock, $.0001 par value.

InferX Corporation
Quarterly Report on Form 10-Q
for the Quarterly Period Ended
June 30, 2009

INFERX CORPORATION
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	3
Condensed Consolidated Statements of Operations for the Six and Three Months Ended June 30, 2009 and 2008 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements	6

INFERX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

	(UNAUDITED)
	JUNE 30,	DECEMBER 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$5,840	$-
Total current assets	5,840	-

Fixed assets, net of depreciation	26,628	31,579

Other Asset
Computer software development costs, net of amortization	102,569	140,249
Total other asset	102,569	140,249

TOTAL ASSETS	$135,037	$171,828

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,714,220	$1,462,684
Cash overdraft	-	1,495
Liability for stock to be issued	67,328	-
Current portion of notes payable	136,680	395,278
Total current liabilities	1,918,228	1,859,457

Long-term Liabilities
Notes payable, net of current portion, net of debt discount of $113,189	483,067	163,540

TOTAL LIABILITIES	2,401,295	2,022,997

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, 75,000,000 shares authorized and 17,738,510 shares issued and outstanding, respectively	1,774	1,774
Additional paid-in capital	4,948,692	4,948,692
Retained earnings (defict)	(7,216,724)	(6,801,635)
Total stockholders' equity (deficit)	(2,266,258)	(1,851,169)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$135,037	$171,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008

REVENUE	$-	$80,934	$-	$27,673

COST OF REVENUES
Direct labor and other finges	-	43,261	-	7,954
Subcontractor	-	19,710	-	-
Other direct costs	-	416	-	-
Amortization of computer software development costs	37,681	126,182	18,841	63,091
Total costs of revenues	37,681	189,569	18,841	71,045

GROSS (LOSS)	(37,681)	(108,635)	(18,841)	(43,372)

OPERATING EXPENSES
Indirect and overhead labor and fringes	138,985	356,754	65,033	112,692
Professional fees	58,641	157,443	28,112	61,134
Travel related costs	3,042	18,166	836	10,422
Rent	500	68,652	-	40,989
General and administrative	81,252	41,051	43,624	18,371
Stock issued for services	-	116,625	-	-
Stock based compensation	-	33,232	-	-
Depreciation	4,950	10,148	2,475	4,650
Total operating expenses	287,370	802,071	140,080	248,258

NET LOSS FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES	(325,051)	(910,706)	(158,921)	(291,630)

OTHER EXPENSE
Interest expense, net of interest income	90,038	97,300	39,906	93,619

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(415,089)	(1,008,006)	(198,827)	(385,249)

Provision for income taxes	-	-	-	-

NET (LOSS) APPLICABLE TO SHARES	$(415,089)	$(1,008,006)	$(198,827)	$(385,249)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.02)	$(0.08)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,738,510	12,252,686	17,738,510	13,033,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(415,089)	$(1,008,006)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:

Stock issued for services	-	116,625
Stock based compensation	-	33,232
Beneficial conversion feature	-	86,253
Amortization of computer software development costs	37,681	126,182
Depreciation	4,950	10,148
Amortization of debt discount	60,929	1,705
Change in assets and liabilities
Increase in accounts payable and accrued expenses	251,536	373,546
Total adjustments	355,096	747,691
Net cash (used in) operating activities	(59,993)	(260,315)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(14,978)
Computer software development costs	-	-
Net cash (used in) investing activities	-	(14,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received for shares of common stock to be issued	67,328	-
(Decrease) in cash overdraft	(1,495)	-
Borrowings of promissory notes	-	282,500
(Repayment) of notes payable	-	(7,070)
Net cash provided by financing activities	65,833	275,430

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,840	137

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	1,670

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,840	$1,807

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the year for interest	$624	$9,342
Cash paid during the year for income taxes	$-	$-

SUPPLEMENTAL INFORMATION OF NONCASH ACTIVITY
Conversion of notes payable to liability for stock to be issued/ stock issued	$-	$162,500
Issuance of warrants with convertible notes	$-	$20,460
Stock issued for compensation	$-	$15,000
Stock issued for services	$-	$116,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009 AND 2008 (UNAUDITED)

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

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (COINTINUED)

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred a loss of $415,089 and $1,008,006 for the six months ended June 30, 2009 and 2008, respectively, and has a working capital deficiency of $1,912,388 as of June 30, 2009.  The principal reasons for the recurring losses and working capital deficiency relates to the Company’s continued focus on refining its products and search for profitable government contracts. The Company expects the negative cash flow from operations to continue its trend through the next twelve months, however continues to expand their pipeline of contracts. These factors raise significant doubt about the ability of the Company to continue as a going concern.

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
JUNE 30, 2009 AND 2008 (UNAUDITED)

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management has determined that as of June 30, 2009, an allowance of $2,364 is required.

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

For the six months ended June 30, 2009 and 2008, the Company recognized $37,681 and $126,182 of amortization expense on its capitalized software costs, respectively.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009 AND 2008 (UNAUDITED)

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
JUNE 30, 2009 AND 2008 (UNAUDITED)

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

Concentrations

The Company has derived all of its revenue for the six months ended June 30, 2008 from one customer.

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
JUNE 30, 2009 AND 2008 (UNAUDITED)

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

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of June 30, 2009, no additional accrual for income taxes is necessary.

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

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	Six Months Ended
	June 30,	June 30,
	2009	2008

Net (loss)	$(415,089)	$(1,008,006)

Weighted-average common shares outstanding :
Basic	17,738,510	12,252,686
Convertible Notes	18,900,000	-
Warrants	20,408,784	5,358,784
Options	2,015,000	140,000
Diluted	59,062,294	17,751,470

Basic net (loss) per share	$(0.02)	$(0.08)

Diluted net (loss) per share	$(0.02)	$(0.08)

Research and Development

Research and development costs are expensed as incurred. In addition, research and development costs have been included in the condensed consolidated statements of operations for the six months ended June 30, 2009 and 2008, respectively.

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
JUNE 30, 2009 AND 2008 (UNAUDITED)

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
JUNE 30, 2009 AND 2008 (UNAUDITED)

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

In May 2009, the FASB published SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 is effective for financial periods ending after June 15, 2009. Management has adopted SFAS 165 for their interim report for June 30, 2009 and has evaluated subsequent events through August 18, 2009, the date the financial statements were issued.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 3-	FIXED ASSETS

Fixed assets consist of the following as of June 30, 2009 (unaudited) and December 31, 2008, respectively:

	Estimated Useful	June 30,	December 31,
	Lives (Years)	2009	2008

Computer equipment	5	$107,065	$107,065
Office machinery and equipment	3	15,638	15,638
Furniture and fixtures	5	538	538
Automobile	5	58,476	58,476
		181,717	181,717
Less: Accumulated depreciation		(155,089)	(150,138)

Total, net		$26,628	$31,579

Depreciation expense was $4,950 and $10,148 for the six months ended June 30, 2009 and 2008, respectively.

NOTE 4-	COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs consist of the following as of June 30, 2009 (unaudited) and December 31, 2008, respectively:

	Estimated Useful	June 30,	December 31,
	Lives (Years)	2009	2008

Computer software development costs	5	$986,724	$986,724

Less: Accumulated amortization		(884,155)	(846,475)

Total, net		$102,569	$140,249

Amortization expense was $37,681 and $126,182 for the six months ended June 30, 2009 and 2008, respectively.

Amortization expense anticipated through December 31, 2010 is as follows:

Period ended December 31:
2009	$70,125
2010	32,444

$102,569

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009 AND 2008 (UNAUDITED)

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

The Company must comply with the default provisions contained in the Note. The Company is in default under the Note if it does not make a payment under the Note, or if it: a) fails to comply with any provision of the Note, the Loan Authorization and Agreement, or other Loan documents; b) defaults on any other SBA loan; c) sells or otherwise transfers, or does not preserve or account to SBA’s satisfaction for, any of the collateral (as defined therein) or its proceeds; d) does not disclose, or anyone acting on their behalf does not disclose, any material fact to the SBA; e) makes, or anyone acting on their behalf makes, a materially false or misleading representation to the SBA; f) defaults on any loan or agreement with another creditor, if the SBA believes the default may materially affect the Company’s ability to pay this Note; g) fails to pay any taxes when due; h) becomes the subject of a proceeding under any bankruptcy or insolvency law; i) has a receiver or liquidator appointed for any part of their business or property; j) makes an assignment for the benefit of creditors; k) has any adverse change in financial condition or business operation that the SBA believes may materially affect the Company’s ability to pay this Note; l) dies; m) reorganizes, merges, consolidates, or otherwise changes ownership or business structure without the SBA’s prior written consent; or n) becomes the subject of a civil or criminal action that the SBA believes may materially affect the Company’s ability to pay this Note. The SBA has granted the Company an extension until September 22, 2009 on their payments. The Company is not in default. The Company has accrued interest at a rate of $38.90 per day.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 5-	NOTES PAYABLE (CONTINUED)

SBA Loan (Continued)

As of June 30, 2009, the Company has an outstanding principal balance of $354,936. Interest expense on the SBA loan for the six months ended June 30, 2009 and 2008 were $10,423 and $6,704, respectively.

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

Convertible Notes

The Company has entered into the following convertible notes:

•
Convertible note dated March 6, 2008 in the amount of $75,000, with a term of 2 years, with interest calculated at 9.9% per annum. The note is convertible at 50% of the closing bid price of the common stock on the date of conversion. The Company has accrued interest as of June 30, 2009 in the amount of $9,312. In accordance with EITF 98-5 and EITF 00-27, the Company recorded a beneficial conversion feature of $75,000 based on the difference in the intrinsic value of the conversion option. As of June 30, 2009, $7,000 was converted for 4,207,618 shares of common stock;

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

•
Convertible note dated June 1, 2008 in the amount of $25,000, with a term of 1 year, with interest calculated at 9.9% per annum. The note is convertible into a fixed price of $0.02 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $0.02 per share for 1,250,000 warrants. There will also be warrants issued for accrued interest should the interest be converted. The Company has accrued interest as of June 30, 2009 in the amount of $2,055;

•
Convertible note dated June 21, 2008 in the amount of $10,000, with a term of 1 year, with interest calculated at 9.9% per annum. The note is convertible into a fixed price of $0.02 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $0.02 per share for 500,000 warrants. There will also be warrants issued for accrued interest should the interest be converted. The Company has accrued interest as of June 30, 2009 in the amount of $1,017;

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 5-	NOTE PAYABLE (CONTINUED)

Convertible Notes (continued)

•
Convertible note dated June 21, 2008 in the amount of $10,000, with a term of 1 year, with interest calculated at 9.9% per annum. The note is convertible into a fixed price of $0.02 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $0.02 per share for 500,000 warrants. There will also be warrants issued for accrued interest should the interest be converted. The Company has accrued interest as of June 30, 2009 in the amount of $1,017;

•
Convertible note dated July 2, 2008 in the amount of $5,000, with a term of 1 year, with interest calculated at 9.9% per annum. The note is convertible into a fixed price of $.020 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $.02 per share for 250,000 warrants. There will also be warrants issued for accrued interest should the interest be converted. The Company has accrued interest as of June 30, 2009 in the amount of $494;

•
Convertible notes dated between July 23, 2008 and August 6, 2008 in the amount of $250,000, with a term of 2 years, with interest calculated at 10% per annum. The notes are convertible into a fixed price of $.02 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $.02 per share for 12,500,000 warrants. There will also be warrants issued for accrued interest should the interest be converted. The Company has accrued interest as of June 30, 2009 in the amount of $23,133; and

•
Convertible note dated November 16, 2008 in the amount of $10,000, with a term of 2 years, with interest calculated at 10% per annum. The note is convertible into a fixed price of $.02 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $.02 per share for 500,000 warrants. There will also be warrants issued for accrued interest should the interest be converted. The Company has accrued interest as of June 30, 2009 in the amount of $616.

The convertible notes issued in June, July, August and November 2008, were issued with warrants and each instrument was valued according to the provisions of APB 14. The value of the warrants are reflected as additional paid in capital with a value of $230,079, with a corresponding debt discount in the same amount. The discount is being amortized over the life of the convertible notes of 1 to 2 years. Amortization of the discount for the six months ended June 30, 2009 and 2008 is $60,929 and $1,705, respectively, with a remaining debt discount as of June 30, 2009 of $113,189. In addition, the Company calculated a beneficial conversion feature of $1,091,253 on the $385,000 in convertible notes in accordance with the provisions of EITF 98-5 and EITF 00-27.

As of June 30, 2009, the repayment schedule of the Notes Payable for the next two years and in the aggregate is:

2010	$136,680
2011 (net of discount of $113,189)	169,227
2012	22,416
2013	22,416
2014	22,416
Thereafter	246,592
619,747
Less: current portion	(136,680)

Long-term portion	$483,067

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 6-	STOCKHOLDERS’ EQUITY (DEFICIT)

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

The Company as of June 30, 2009 has 17,738,510 shares of common stock issued and outstanding.

During the six months ended June 30, 2009 the Company issued no shares of common stock. The Company also raised $67,238 during the six months ended June 30, 2009, for shares of common stock, but these shares have not been issued as of June 30, 2009. During the year ended December 31, 2008 the Company issued 462,963 and 740,741 shares of common stock in convertible note transactions of $62,500 and $100,000, respectively (see Note 5).  These shares of stock were issued in April 2008. Additionally, 4,207,618 shares of common stock were issued to convert $7,000 of a convertible note payable.

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
JUNE 30, 2009 AND 2008 (UNAUDITED)

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

Options

Prior to October 2007, there were no options outstanding, or granted. In October 2007, the Company’s Board of Directors and Shareholders approved the adoption of an option plan for a total of 2,200,000 shares and issued 440,000 options in October 2007 and 2,000,000 in December 2008 that vest over a three-year period of time with a strike price of $0.50 per share (October 2007/January 2008) and $.01 (December 2008). 425,000 of these options were forfeited during 2008. The Company has 2,015,000 options remaining at June 30, 2009, all of which are fully vested.

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

The value attributable to these options for the six months ended June 30, 2009 and 2008 is $0 and $33,232 respectively and is reflected in the condensed consolidated statements of operations as stock based compensation.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 7-	COMMITMENTS

Rental

The Company leased office space under an operating lease that expired in November 2008. The Company currently leases space on a month-to-month basis.

Rent expense for the six months ended June 30, 2009 and 2008 was $500 and $68,652, respectively.

Consulting Agreements

During the six months ended June 30, 2009 and 2008, the Company did not enter into any consulting agreements. In 2007, the Company entered into consulting agreements with marketing and strategic consulting groups with terms that do not exceed one year. These companies are to be paid fees for the services they perform. The Company has included these fees in their condensed consolidated statements of operations for the six months ended June 30, 2008.

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

At June 30, 2009, deferred tax assets consist of the following:

Net operating losses	$2,025,325

Valuation allowance	(2,025,325)

$-

At June 30, 2009, the Company had net operating loss carryforward in the approximate amount of $5,956,839, available to offset future taxable income through 2029.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the six months ended June 30, 2009 and 2008 is summarized below.

	2009	2008
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	6.0	6.0
Valuation allowance	28.0	28.0
	0%	0%

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 9-	DEFINED CONTRIBUTION PLAN

The Company has a retirement plan which satisfies the requirements of Section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of the participants’ elective deferrals. The Company made no such contributions for the six months ended June 30, 2009 and 2008, respectively.

NOTE 10-	MAJOR CUSTOMER

The Company’s contracts with agencies of the federal government accounted for 100% of its revenue and accounts receivable as of and for the six months ended June 30, 2009 and 2008, respectively.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Level 1	Level 2	Level 3	Total

Cash	5,840	-	-	5,840

Total assets	5,840	-	-	5,840

Notes payable, net of discount	-	-	619,747	619,747

Total liabilities	-	-	619,747	619,747

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 12-	PENDING ACQUISITION

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

The Merger Agreement also provides that, at the effective time of the Merger, the Company’s Board of Directors agrees to appoint Vijay Suri, President and CEO of the Company and have Vijay Suri fill a vacancy on its Board of Directors. In addition, effectiveness of the Merger Agreement is conditional upon (i) the Company restructuring existing debt by converting the existing debt and warrants to common stock with the intention of having no more than 57-60 million shares of its common stock outstanding prior to a reverse split of not less than 1:10; (ii) the Company using its best efforts to reduce its accounts payable by 70%, (iii) Vijay Suri, President and CEO of The Irus Group, Inc. executing an employment agreement with the Company, and (iv) additional customary closing conditions relating to delivery of financial statements, closing certificates as to representations and warranties, and the delivery of any required consents or government approvals. The Merger is expected to be completed in the third quarter of 2009.

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

Cash and Cash Equivalents

We consider all highly liquid debt instruments and other short-term investments with a maturity of six months or less, when purchased, to be cash equivalents.

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

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2008, and they evaluate their tax positions on an annual basis, and has determined that as of June 30, 2009, no additional accrual for income taxes is necessary.

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

In May 2009, the FASB published SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 is effective for financial periods ending after June 15, 2009. Management has adopted SFAS 165 for their interim report for June 30, 2009 and has evaluated subsequent events through August 18, 2009, the date the financial statements were issued.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the consolidated financial statements upon adoption.

Six Months and Three Months Ended June 30, 2009 and 2008

Revenue for the six months ended June 30, 2009 was $0, a 100% decrease  from $80,934 for the same period in 2008, and a 100% decrease from $27,673 for the three months ended June 30, 2008. This was a result of a decrease in government contracts.

Costs of revenues for the six months ended June 30, 2009 were $37,681 compared to $108,635 for the same period in 2008,  and $18,841 compared to $43,372 for the three months ended June 30, 2009 and 2008, respectively, primarily a result of the decreased amortization for computer software development costs.

Operating expenses for the six months ended June 30, 2009, which include indirect labor, professional fees, advertising, consulting and general and administrative, decreased $514,701 to $287,370 for the six month period ended June 30, 2009 from $802,071 for the same period in 2008. This represents a decrease of 64% and is primarily a result of decreased indirect and overhead labor and fringes of $217,769 resulting from the terminations of two former executives and departure of one other executive and additional staff reductions in 2008 and a $116,625 reduction in stock issued for services as a result of decreased staff.  Operating expenses for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 declined by $108,178 to $140,080 compared to $248,258 for the same period in 2008.

Interest expense decreased $7,262 for the six months ended June 30, 2009 to $90,038 compared to $97,300 for the six months ended June 30, 2008 due to a reduction in the amortization of debt discount in 2009 and decreased for the three months ended June 30, 2009 by $53,713 to $39,906 compared to $93,619 for the three months ended June 30, 2008.

Liquidity and Capital Resources

We had cash of $5,840 at June 30, 2009 and a working capital deficit of $1,912,388 as of June 30, 2009.  During the six months ended June 30, 2009, we used approximately $59,993 of cash from our operations. Operations were funded primarily from the sale of shares of our common stock in the amount of $67,328.  Those shares of common stock have not yet been issued.

We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses in light of our anticipated merger during the third quarter of 2009 with The Irus Group. We are currently expending approximately $70,000 per month to support our operations, and under our current business plan that anticipates completing the merger with The Irus Group we would be expending approximately $650,000 per month by the end of fiscal 2009. We expect to raise additional financing through sale of shares of our common stock until the expected closing date of the merger with The Irus Group during the third quarter of 2009 that will, we believe, allow us to raise enough capital  that combined with the cash generated by our combined companies will be  sufficient to fund our operations through the end of December 2009. If we are unable to generate increased revenue, raise additional capital or find another merger partner with sufficient revenues to support our operations, it will be necessary for us to significantly reduce expenses to stay in business. Although we believe the additional capital we will require will be provided through one of these sources, we cannot assure you that we will be successful in these financing efforts or find financing at acceptable prices. Our failure to generate such revenue, reduce expenses or obtain necessary financing could impair our ability to stay in business and raises substantial doubt about our ability to remain as a going concern.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4T.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of  June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective due to the existence of material weaknesses in our internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 and which remain unremediated.

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

Item 1A.    Risk Factors.

Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2009 we made unregistered sales of stock in the aggregate principal amount of $67,328 to several investors from January 3, 2009 through June 30, 2009 under stock purchase agreement to meet some of the operational expenses.  All of the unregistered sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, on the basis that all purchasers were accredited investors.

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

Dated: August 20, 2009	InferX Corporation

	By:	/s/B.K. Gogia
B.K. Gogia
Chairman of the Board
(Principal Executive, Financial and
Accounting Officer)

InferX Corporation
Quarterly Report on Form 10-Q
for the Quarterly Period Ended
June 30, 2009

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