Form 10-Q
period 2009-09-30
INFERX CORP
filed 2009-11-23
CIK 1329548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of  November 20, 2009, there were 886,955 outstanding shares of the registrant’s common stock, $.0001 par value.

INFERX CORPORATION
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	F-2
Condensed Consolidated Statements of Operations for the Nine and Three Months Ended September 30, 2009 and 2008 (Unaudited)	F-3
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	F-4
Notes to Condensed Consolidated Financial Statements	F-5

INFERX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

	(UNAUDITED)
	SEPTEMBER 30,	DECEMBER 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$13,829	$-
Total current assets	13,829	-

Fixed assets, net of depreciation	24,398	31,579

Other Asset
Computer software development costs, net of amortization	83,728	140,249
Total other asset	83,728	140,249

TOTAL ASSETS	$121,955	$171,828

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,748,051	$1,462,684
Cash overdraft	-	1,495
Liability for stock to be issued	127,000	-
Current portion of notes payable, net of debt discount of $85,928	304,488	395,278
Total current liabilities	2,179,539	1,859,457

Long-term Liabilities
Notes payable, net of current portion, net of debt discount of $1,059	341,461	163,540

TOTAL LIABILITIES	2,521,000	2,022,997

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, 400,000,000 shares authorized and 886,926 shares issued and outstanding, respectively	89	89
Additional paid-in capital	4,950,377	4,950,377
Retained earnings (defict)	(7,349,511)	(6,801,635)
Total stockholders' equity (deficit)	(2,399,045)	(1,851,169)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$121,955	$171,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008

REVENUE	$-	$80,934	$-	$-

COST OF REVENUES
Direct labor and other finges	-	43,261	-	-
Subcontractor	-	19,710	-	-
Other direct costs	-	416	-	-
Amortization of computer software development costs	56,521	189,273	18,840	63,091
Total costs of revenues	56,521	252,660	18,840	63,091

GROSS (LOSS)	(56,521)	(171,726)	(18,840)	(63,091)

OPERATING EXPENSES
Indirect and overhead labor and fringes	199,254	547,354	60,269	190,600
Professional fees	65,979	171,175	7,338	13,732
Travel related costs	5,481	21,465	2,439	3,299
Rent	500	112,601	-	43,949
General and administrative	95,780	106,725	14,528	65,674
Stock issued for services	-	116,625	-	-
Stock based compensation	-	33,232	-	-
Depreciation	7,180	12,298	2,230	2,150
Total operating expenses	374,174	1,121,475	86,804	319,404

NET LOSS FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES	(430,695)	(1,293,201)	(105,644)	(382,495)

OTHER EXPENSE
Interest expense, net of interest income	117,181	1,136,189	27,143	1,038,889

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(547,876)	(2,429,390)	(132,787)	(1,421,384)

Provision for income taxes	-	-	-	-

NET (LOSS) APPLICABLE TO SHARES	$(547,876)	$(2,429,390)	$(132,787)	$(1,421,384)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.62)	$(3.82)	$(0.15)	$(2.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	886,926	635,170	886,926	678,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(547,876)	$(2,429,390)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:

Stock issued for services or liability for stock to be issued	4,000	116,625
Stock based compensation	-	33,231
Beneficial conversion feature	-	1,091,253
Amortization of computer software development costs	56,521	189,273
Depreciation	7,180	12,298
Amortization of debt discount	87,131	24,462
Change in assets and liabilities
Increase in accounts payable and accrued expenses	271,539	473,319
Total adjustments	426,371	1,940,461
Net cash (used in) operating activities	(121,505)	(488,929)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(14,978)
Computer software development costs	-	-
Net cash (used in) investing activities	-	(14,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received for shares of common stock to be issued	123,000	-
(Decrease) in cash overdraft	(1,495)	-
Borrowings of promissory notes	-	537,500
(Repayment) of notes payable	-	(10,524)
Net cash provided by financing activities	121,505	526,976

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	23,069

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	1,670

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$24,739

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the year for interest	$1,851	$10,284
Cash paid during the year for income taxes	$-	$-

SUPPLEMENTAL INFORMATION OF NONCASH ACTIVITY
Conversion of notes payable to liability for stock to be issued/ stock issued	$-	$162,500
Issuance of warrants with convertible notes	$-	$227,598
Stock issued for compensation	$-	$15,000
Stock issued for services or liability for stock to be issued	$4,000	$116,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (COINTINUED)

The Merger Agreement also provides that, at the effective time of the Merger, the Company’s Board of Directors agrees to appoint Vijay Suri, President and CEO of the Company and have Vijay Suri fill a vacancy on its Board of Directors. In addition, effectiveness of the Merger Agreement is conditional upon (i) the Company restructuring existing debt by converting the existing debt and warrants to common stock with the intention of having no more than 57-60 million shares of its common stock outstanding prior to a reverse split of not less than 1:10; (ii) the Company using its best efforts to reduce its accounts payable by 70%, (iii) Vijay Suri, President and CEO of The Irus Group, Inc. executing an employment agreement with the Company, and (iv) additional customary closing conditions relating to delivery of financial statements, closing certificates as to representations and warranties, and the delivery of any required consents or government approvals. In accordance with the merger, the Company on July 27, 2009 filed a Schedule 14C with the Securities and Exchange Commission. The Schedule 14C, contained 2 proposals; to increase the authorized common shares from 75,000,000 to 400,000,000 and to reverse split the common stock on a 1:20 basis. All share and per share amounts have been presented on a post-split basis.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”).

The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred a loss of $547,876 and $2,429,390 for the nine months ended September 30, 2009 and 2008, respectively, and has a working capital deficiency of $2,165,710 as of September 30, 2009.  The principal reasons for the recurring losses and working capital deficiency relates to the Company’s continued focus on refining its products and search for profitable government contracts. The Company expects the negative cash flow from operations to continue its trend through the next twelve months, however continues to expand their pipeline of contracts. These factors raise significant doubt about the ability of the Company to continue as a going concern.

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

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management has determined that as of September 30, 2009, an allowance of $2,364 is required.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years). Costs of maintenance and repairs are charged to expense as incurred.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

For the nine months ended September 30, 2009 and 2008, the Company recognized $56,521 and $189.273 of amortization expense on its capitalized software costs, respectively.

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

Fixed-Price Contracts

Revenue from firm-fixed-price contracts is recognized upon achievement of the milestones contained in the contracts. Revenue is not recognized until collectibility is assured, which does not take place until completion of the particular milestone. Costs are recognized as services are performed.

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
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

In 2006, the Company adopted the provisions of ASC 718-10 “Share Based Payments”. The adoption of this principle had no effect on the Company’s operations.

ASC 718-10 requires recognition of stock-based compensation expense for all share-based payments based on fair value.  Prior to January 1, 2006, the Company measured compensation expense for all of its share-based compensation using the intrinsic value method.

The Company has elected to use the modified-prospective approach method.  Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values.  Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values.  The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award.  The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.  For common stock issuances to non-employees that are fully vested and are for future periods, the Company classifies these issuances as prepaid expenses and expenses the prepaid expenses over the service period.  At no time has the Company issued common stock for a period that exceeds one year.

Concentrations

The Company has derived all of its revenue for the nine months ended September 30, 2008 from one customer.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. To date, accounts receivable have been derived from contracts with agencies of the federal government. Accounts receivable are generally due within 30 days and no collateral is required.

Segment Reporting

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”.  This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company only operates in one reporting segment as of September 30, 2009 and for the nine months ended September 30, 2009 and 2008.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

Income Taxes

Under ASC 740 the liability method is used in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach.  Management evaluates their tax positions on an annual basis and has determined that as of September 30, 2009 no additional accrual for income taxes is necessary.

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

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	Nine Months Ended
	September 30,	September 30,
	2009	2008

Net (loss)	$(547,876)	$(2,429,390)

Weighted-average common shares outstanding :
Basic	886,926	635,170
Convertible Notes	945,000	1,425,000
Warrants	1,020,439	766,220
Options	100,750	7,000
Diluted	2,953,115	2,833,389

Basic net (loss) per share	$(0.62)	$(3.82)

Diluted net (loss) per share	$(0.62)	$(3.82)

Research and Development

Research and development costs are expensed as incurred. In addition, research and development costs have been included in the condensed consolidated statements of operations for the nine months ended September 30, 2009 and 2008, respectively.

Recent Issued Accounting Standards

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 is not expected to have a material impact on the financial statements.

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the ASC issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of ASC 810-10-65 will have on the Company’s financial position, results of operations or cash flows.

In December 2007, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

In April 2008, ASC issued ASC 350, “Determination of the Useful Life of Intangible Assets”. This amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The guidance is used for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350 will materially impact their financial position, results of operations or cash flows.

ASC 470-20, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“ASC 470-20”) requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe that the adoption of ASC 470-20 will have a material effect on its financial position, results of operations or cash flows.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

ASC 815-40, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC 815-40”), provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative., ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock. The Company is determining what impact, if any, ASC 815-40 will have on its financial position, results of operations and cash flows.

ASC 470-20-65, “Transition Guidance for Conforming Changes to, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“ASC 470-20-65”). ASC 470-20-65 is effective for years ending after December 15, 2008. The overall objective of ASC 470-20-65 is to provide for consistency in application of the standard. The Company has computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements and does not believe that ASC 470-20-65 will have a material effect on that accounting.

In accordance with ASC 855 “Subsequent Events”, the Company is required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  ASC 855 is effective for financial periods ending after June 15, 2009.  Management has evaluated subsequent events through November 18, 2009, the date the condensed consolidated financial statements were issued.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3-	FIXED ASSETS

Fixed assets consist of the following as of September 30, 2009 (unaudited) and December 31, 2008, respectively:

	Estimated Useful	September 30,	December 31,
	Lives (Years)	2009	2008

Computer equipment	5	$107,065	$107,065
Office machinery and equipment	3	15,638	15,638
Furniture and fixtures	5	538	538
Automobile	5	58,476	58,476
		181,717	181,717
Less: Accumulated depreciation		(157,319)	(150,138)

Total, net		$24,398	$31,579

Depreciation expense was $7,180 and $12,298 for the nine months ended September 30, 2009 and 2008, respectively.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 4-	COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs consist of the following as of September 30, 2009 (unaudited) and December 31, 2008, respectively:

	Estimated Useful	September 30,	December 31,
	Lives (Years)	2009	2008

Computer software development costs	5	$986,724	$986,724

Less: Accumulated amortization		(902,996)	(846,475)

Total, net		$83,728	$140,249

Amortization expense was $56,521 and $189,273 for the nine months ended September 30, 2009 and 2008, respectively.

Amortization expense anticipated through December 31, 2010 is as follows:

Period ended December 31:
2009	$51,284
2010	32,444

$83,728

NOTE 5-	NOTES PAYABLE

SBA Loan

On July 22, 2003, the Company and the U.S. Small Business Administration (“SBA”) entered into a Note (the “Note”) under the SBA’s Secured Disaster Loan program in the amount of $377,100.

Under the Note, the Company agreed to pay principal and interest at an annual rate of 4% per annum, of $1,868 every month commencing twenty-five (25) months from the date of the Note (commencing August 2005). The Note matures July 2034.

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
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 5-	NOTES PAYABLE (CONTINUED)

SBA Loan (Continued)

As of September 30, 2009, the Company has an outstanding principal balance of $354,936. Interest expense on the SBA loan for the nine months ended September 30, 2009 and 2008 were $1,866 and $9,704, respectively.

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

Convertible Notes

The Company has entered into the following convertible notes:

•
Convertible note dated March 6, 2008 in the amount of $75,000, with a term of 2 years, with interest calculated at 9.9% per annum. The note is convertible at 50% of the closing bid price of the common stock on the date of conversion. The Company has accrued interest as of September 30, 2009 in the amount of $11,009. The Company recorded a beneficial conversion feature of $75,000 based on the difference in the intrinsic value of the conversion option. As of September 30, 2009, $7,000 was converted for 210,381 shares of common stock;

•
Convertible note dated March 7, 2008 in the amount of $62,500, with a term of 2 years, with interest calculated at 9.9% per annum. The note was convertible at 50% of the closing bid price of the common stock on the date of conversion, and was converted the same day the note was executed for a conversion price of $.135 or 23,148 shares. This note was converted immediately and the shares were issued in April 2008, and there was no beneficial conversion feature associated with this note;

•
Convertible note dated March 10, 2008 in the amount of $100,000, with a term of 2 years, with interest calculated at 9.9% per annum. The note was convertible at 50% of the closing bid price of the common stock on the date of conversion, and was converted the same day the note was executed for a conversion price of $2.70 or 37,037 shares. This note was converted immediately and shares were issued in April 2008 and there was no beneficial conversion feature associated to this note.

•
Convertible note dated June 1, 2008 in the amount of $25,000, with a term of 1 year, with interest calculated at 9.9% per annum. The note is convertible into a fixed price of $0.40 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $0.40 per share for 62,500 warrants. There will also be warrants issued for accrued interest should the interest be converted. The Company has accrued interest as of September 30, 2009 in the amount of $1,451;

•
Convertible note dated June 21, 2008 in the amount of $10,000, with a term of 1 year, with interest calculated at 9.9% per annum. The note is convertible into a fixed price of $0.40 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $0.40 per share for 25,000 warrants. There will also be warrants issued for accrued interest should the interest be converted. The Company has accrued interest as of September 30, 2009 in the amount of $1,267;

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 5-	NOTE PAYABLE (CONTINUED)

Convertible Notes (continued)

•
Convertible note dated June 21, 2008 in the amount of $10,000, with a term of 1 year, with interest calculated at 9.9% per annum. The note is convertible into a fixed price of $0.40 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $0.40 per share for 25,000 warrants. There will also be warrants issued for accrued interest should the interest be converted. The Company has accrued interest as of September 30, 2009 in the amount of $1,267;

•
Convertible note dated July 2, 2008 in the amount of $5,000, with a term of 1 year, with interest calculated at 9.9% per annum. The note is convertible into a fixed price of $.40 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $.40 per share for 12,500 warrants. There will also be warrants issued for accrued interest should the interest be converted. The Company has accrued interest as of September 30, 2009 in the amount of $618;

•
Convertible notes dated between July 23, 2008 and August 6, 2008 in the amount of $250,000, with a term of 2 years, with interest calculated at 10% per annum. The notes are convertible into a fixed price of $.40 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $.40 per share for 625,000 warrants. There will also be warrants issued for accrued interest should the interest be converted. The Company has accrued interest as of September 30, 2009 in the amount of $29,434; and

•
Convertible note dated November 16, 2008 in the amount of $10,000, with a term of 2 years, with interest calculated at 10% per annum. The note is convertible into a fixed price of $.40 per share of common stock on the outstanding principal and accrued interest on the date of conversion. The note holder also received a warrant agreement exercisable over five years to purchase common stock at $.40 per share for 25,000 warrants. There will also be warrants issued for accrued interest should the interest be converted. The Company has accrued interest as of September 30, 2009 in the amount of $868.

The convertible notes issued in June, July, August and November 2008, were issued with warrants. The value of the warrants are reflected as additional paid in capital with a value of $230,079, with a corresponding debt discount in the same amount. The discount is being amortized over the life of the convertible notes of 1 to 2 years. Amortization of the discount for the nine months ended September 30, 2009 and 2008 is $87,131 and $24,462, respectively, with a remaining debt discount as of September 30, 2009 of $86,987. In addition, the Company calculated a beneficial conversion feature of $1,091,253 on the $385,000 in convertible notes.

As of September 30, 2009, the repayment schedule of the Notes Payable for the next two years and in the aggregate is:

2010 (net of discount of $85,928)	$304,488
2011 (net of discount of $1,059)	31,357
2012	22,416
2013	22,416
2014	22,416
Thereafter	242,856
645,949
Less: current portion	(304,488)

Long-term portion	$341,461

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 6-	STOCKHOLDERS’ EQUITY (DEFICIT)

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

The Company as of September 30, 2009 has 886,926 shares of common stock issued and outstanding.

During the nine months ended September 30, 2009 the Company issued no shares of common stock. The Company also raised $123,000 and incurred $4,000 for services rendered during the nine months ended September 30, 2009, for shares of common stock, but these shares have not been issued as of September 30, 2009. During the year ended December 31, 2008 the Company issued 23,148 and 37,037 shares of common stock in convertible note transactions of $62,500 and $100,000, respectively (see Note 5).  These shares of stock were issued in April 2008. Additionally, 210,381 shares of common stock were issued to convert $7,000 of a convertible note payable.

The Company issued 23,750 shares of common stock to three convertible note holders valued at $64,125 for entering into the March 6, 7 and 10 convertible note agreements.  The Company also issued 17,500 shares of common stock for services rendered valued at $52,500. The combined $116,625 is reflected as stock issued for services in the consolidated statements of operations for the year ended December 31, 2007.  These shares of stock were issued in April 2008.

The Company has also recorded a $15,000 consulting fee in 2007 for the issuance of 1,500 shares of stock. The fees were earned in 2007 and the shares of stock were issued in April 2008.

Warrants

The Company in the private placement granted 116,470 Class A and 116,470 Class B warrants. In April 2007, 81,476 of the Class A warrants were exercised into common shares. In November 2007, an additional 22,244 of the Class A warrants were exercised into common shares. The Company granted additional Class A warrants to the warrant holders that exercised during April and November 2007. The additional Class A warrants of 103,720 were issued in November 2007 and are reflected herein. The Company also issued 12,500 warrants in September 2007 for investor relation services and 112,500 warrants in connection with the convertible notes issued in June 2008, 12,500 warrants in connection with the notes issued in July 2008, 625,000 warrants in connection with the notes issued in July and August 2008, and 25,000 warrants in connection with the note issued in November 2008. The following is a breakdown of the warrants:

	Exercise	Date
Warrants	Price	Issued	Term
12,750	$10.00	4/1/2007	5 years
116,470	$10.00	4/1/2007	5 years
12,500	$10.00	9/1/2007	5 years
103,720	$10.00	11/30/2007	3.9 years
112,500	$0.40	6/1/2008	5 years
12,500	$0.40	7/2/2008	5 years
625,000	$0.40	7/31/08-8/6/08	5 years
25,000	$0.40	11/16/2008	5 years
1,020,439

The warrants have a weighted average price of $2.40.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

Options

Prior to October 2007, there were no options outstanding, or granted. In October 2007, the Company’s Board of Directors and Shareholders approved the adoption of an option plan for a total of 110,000 shares and issued 22,000 options in October 2007 and 100,000 in December 2008 that vest over a three-year period of time with a strike price of $10.00 per share (October 2007/January 2008) and $.20 (December 2008). 21,250 of these options were forfeited during 2008. The Company has 100,750 options remaining at September 30, 2009, all of which are fully vested.

These options were valued as follows:

January 2008
Stock Price	$0.60/$11.00
Strike Price	$10.00
Expected Life of Option	1 yr.
Annualized Volatility	100%
Discount Rate	3.00%
Annual Rate of Quarterly Dividends	None
Call Option Value	$2.48/$4.34

December 2008
Stock Price	$0.20
Strike Price	$0.20
Expected Life of Option	5 yr.
Annualized Volatility	100%
Discount Rate	3.00%
Annual Rate of Quarterly Dividends	None
Call Option Value	$.16

The value attributable to these options for the nine months ended September 30, 2009 and 2008 is $0 and $33,231 respectively and is reflected in the condensed consolidated statements of operations as stock based compensation.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 7-	COMMITMENTS

Rental

The Company leased office space under an operating lease that expired in November 2008. The Company currently leases space on a month-to-month basis.

Rent expense for the nine months ended September 30, 2009 and 2008 was $500 and $112,601, respectively.

Consulting Agreements

During the nine months ended September 30, 2009 and 2008, the Company did not enter into any consulting agreements. In 2007, the Company entered into consulting agreements with marketing and strategic consulting groups with terms that do not exceed one year. These companies are to be paid fees for the services they perform. The Company has included these fees in their condensed consolidated statements of operations for the nine months ended September 30, 2008.

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

At September 30, 2009, deferred tax assets consist of the following:

Net operating losses	$2,054,400

Valuation allowance	(2,054,400)

$-

At September 30, 2009, the Company had net operating loss carryforward in the approximate amount of $6,042,354, available to offset future taxable income through 2029.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the nine months ended September 30, 2009 and 2008 is summarized below.

	2009	2008
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	6.0	6.0
Valuation allowance	28.0	28.0
	0%	0%

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 9-	DEFINED CONTRIBUTION PLAN

The Company has a retirement plan which satisfies the requirements of Section 401(k) of the Internal Revenue Code. This defined contribution retirement plan covers substantially all employees. Participants can elect to have up to the maximum percentage allowable of their salaries reduced and contributed to the plan. The Company may make matching contributions equal to a discretionary percentage of the participants’ elective deferrals. The Company made no such contributions for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 10-	MAJOR CUSTOMER

The Company’s contracts with agencies of the federal government accounted for 100% of its revenue and accounts receivable as of and for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 11-	FAIR VALUE MEASUREMENTS

The Company adopted certain provisions of ASC Topic 820. ASC 820 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Level 1	Level 2	Level 3	Total

Cash	13,829	-	-	13,829

Total assets	13,829	-	-	13,829

Notes payable, net of discount	-	-	291,013	291,013

Total liabilities	-	-	291,013	291,013

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 12-	PENDING ACQUISITION

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

The Merger Agreement also provides that, at the effective time of the Merger, the Company’s Board of Directors agrees to appoint Vijay Suri, President and CEO of the Company and have Vijay Suri fill a vacancy on its Board of Directors. In addition, effectiveness of the Merger Agreement is conditional upon (i) the Company restructuring existing debt by converting the existing debt and warrants to common stock with the intention of having no more than 57-60 million shares of its common stock outstanding prior to a reverse split of not less than 1:10; (ii) the Company using its best efforts to reduce its accounts payable by 70%, (iii) Vijay Suri, President and CEO of The Irus Group, Inc. executing an employment agreement with the Company, and (iv) additional customary closing conditions relating to delivery of financial statements, closing certificates as to representations and warranties, and the delivery of any required consents or government approvals. The Merger was completed in the fourth quarter of 2009.

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

Fixed-Price Contracts

Revenue from firm-fixed-price contracts is recognized upon achievement of the milestones contained in the contracts. Revenue is not recognized until collectability is assured, which does not take place until completion of the particular milestone. Costs are recognized as services are performed.

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

Stock-Based Compensation

In 2006, we adopted the provisions of ASC 718-10 “Share-Based Payments” (“ASC 718-10”) which requires recognition of stock-based compensation expense for all share-based payments based on fair value.  Share-based payment transactions within the scope of ASC 718-10 include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. This adoption had no effect on the Company’s operations. Prior to January 1, 2006, we measured compensation expense for all of our share-based compensation using the intrinsic value method.

We have elected to use the modified–prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values. We recognize these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. We consider voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

We measure compensation expense for non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.  For common stock issuances to non-employees that are fully vested and are for future periods, we classify these issuances as prepaid expenses and expense the prepaid expenses over the service period.  At no time have we issued common stock for a period that exceeds one year.

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

Segment Reporting

We follow the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information.” This standard requires that companies disclose operating segments based on the manner in which management disaggregates the company in making internal operating decisions. We believe that there is only one operating segment.

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

Income Taxes

Under ASC 740 the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach. We evaluate our tax positions on an annual basis, and have determined that as of September 30, 2009 no additional accrual for income taxes is necessary.

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

Recent Issued Accounting Standards

In September 2006, ASC 820, “Fair Value Measurements” (ASC 820) was issued. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 is not expected to have a material impact on the consolidated financial statements.

In February 2007, ASC 825-10, “The Fair Value Option for Financial Assets and Financial Liabilities” (“ASC 825-10”), was issued. This included an amendment of ASC 320-10, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

In December 2007, ASC 810-10-65, “Noncontrolling Interests in Consolidated Financial Statements,” (“ASC 810-10-65”), was issued. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of ASC 810-10-651 will have on our consolidated financial position, results of operations or cash flows.

            In December 2007, the Company adopted ASC 805, “Business Combinations” (“ASC 805”). ASC 805 has the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to our results of operations and financial condition for acquisitions previously completed. The adoption of ASC 815 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

               In March 2008, ASC 815, Disclosures about Derivative Instruments and Hedging Activities” (“ASC 815”), was issued. ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

In April 2008, ASC 350, “Determination of the Useful Life of Intangible Assets”, (“ASC 350”), was issued. ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance is used for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350 will materially impact our financial position, results of operations or cash flows.

In May 2008, ASC 470-20, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“ASC 470-20”), was issued. ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe that the adoption of ASC 470-20 will have a material effect on its financial position, results of operations or cash flows.

In June 2008, ASC 815-40, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC 815-40”), was issued. ASC 815-40 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative. ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock. The Company is determining what impact, if any, ASC 815-40 will have on its financial position, results of operations and cash flows.

In June 2008, ASC 470-20-65, “Transition Guidance for Conforming Changes to, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, (“ASC 470-20-65”), was issued. ASC 470-20-65 is effective for years ending after December 15, 2008. The overall objective of ASC 470-20-65 is to provide for consistency in application of the standard. The Company has computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements and does not believe that ASC 470-20-65 will have a material effect on that accounting.

In May 2009, ASC 855, “Subsequent Events”, (“SFAS 165”), was published. ASC 855 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. ASC 855 is effective for financial periods ending after June 15, 2009. Management has evaluated subsequent events through November 18, 2009, the date the financial statements were issued.

                Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, “Fair Value Measurement and Disclosures (Topic 820)” (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, “Fair Value Measurements and Disclosures – Overall”, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Other accounting standards that have been issued or proposed by the FASB ASC that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

 Nine Months Ended September 30, 2009 and 2008

Revenue for the nine months ended September 30, 2009 was $0, a 100% decrease from $80,934 for the same period in 2008. This was a result of having no contracts during the nine months ended September 30, 2009. Revenue for the three months ended September 30, 2009 and the three months ended September 30, 2008 was $0.

Costs of revenues for the nine months ended September 30, 2009 were $56,321 compared to $252,660 for the same period in 2008. The decrease resulted primarily from a result of the decreased amortization for computer software development costs and the elimination of other direct costs as there were no contracts during the nine months ended September 30, 2009. Costs of revenues for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 declined by $44,251 to $18,840 compared to $63,091 for the same period in 2008.

Operating expenses for the nine months ended September 30, 2009, which include indirect labor, professional fees, travel, rent, general and administrative, stock issued for services, stock based compensation, and depreciation, decreased $747,301 to $374,174 for the nine month period ended September 30, 2009 from $1,121,475 for the same period in 2008. This represents a decrease of 67% and is primarily a result of a decrease in indirect and overhead labor and fringes of $348,110 resulting from the terminations of two former executives and departure of one other executive and additional staff reductions in 2009, a decrease in professional fees of $105,196 resulting from lower business activity, a decrease in rent of $112,101 resulting from a relocation to rent free space, and a $116,625 reduction in stock issued for services and a reduction of $33,232 in stock based compensation as a result of decreased staff.  Depreciation also decreased by $5,118 as certain fixed assets became fully depreciated and no fixed assets were acquired during the nine months ended September 30, 2009. Operating expenses for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 declined by $232,600 to $86,804 compared to $319,404 for the same period in 2008.

Interest expense decreased $1,019,008 for the nine months ended September 30, 2009 to $117,181 compared to $1,136,189 for the nine months ended September 30, 2008 primarily due to the recognition of a beneficial conversion feature in the amount of $1,091,253 in 2008 related to convertible notes. The debt discount related to the convertible notes has been amortized since the initial recording in the period ending September 30, 2008.  Interest expense decreased for the three months ended September 30, 2009 by $1,011,746 to $27,143 compared to $1,038,889 for the three months ended September 30, 2008.

Liquidity and Capital Resources

We had cash of $13,829 at September 30, 2009 and a working capital deficit of $2,175,710 as of September 30, 2009.  During the nine months ended September 30, 2009, we used approximately $121,505 of cash from our operations. Operations were funded primarily from the sale of shares of our common stock in the amount of $123,000.  Those shares of common stock have not yet been issued.

We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses in light of the merger during the fourth quarter of 2009 with The Irus Group. We are currently expending approximately $45,000 per month to support our operations, and under our current business plan that anticipates post-merger expenditures of approximately $650,000 per month by the end of fiscal 2009. We expect to raise additional financing through the sale of our common stock during the fourth quarter of 2009 to supplement the cash generated from the services that are provided through The Irus Group that we believe will be sufficient to fund our operations through the end of December 2009. If we are unable to generate sufficient cash through the sale of our stock it will be necessary for us to significantly reduce expenses to stay in business. Although we believe the additional capital we will require will be provided through one of these sources, we cannot assure you that we will be successful in these financing efforts or find financing at acceptable prices. Our failure to generate such revenue, reduce expenses or obtain necessary financing could impair our ability to stay in business and raises substantial doubt about our ability to remain as a going concern.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4T.  Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective due to the existence of material weaknesses in our internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 and which remain unremediated.

Changes in internal control over financial reporting.

During the last fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

Arnold Worldwide, Inc., the landlord of InferX at its former premises at 1600 International Drive, Suite 110, McLean, Virginia 22102, commenced an unlawful detainer action against InferX in the General District Court of Fairfax County, seeking (i) damages, including rent due under the sublease between InferX and Arnold Worldwide, late fees due under the sublease, and attorney’s fees due under the sublease for approximately $94,555; and (ii) an order for possession of the Premises.  The case was dismissed without prejudice in May 2008 subject to a series of payments promised by InferX. InferX has paid approximately $30,000 leaving a deficiency of approximately $65,000. We agreed to the entry of a Consent Order of Possession that allowed Arnold Worldwide to take possession of the premises since we wanted to reduce our expenses as much as possible and find less expensive office space.  The lease for the premises at 1600 International Drive terminated November 30, 2008.

Item 1A.    Risk Factors.

Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2009 we made unregistered sales of stock in the aggregate principal amount of $127,000 to several investors from January 3, 2009 through September 30, 2009 under stock purchase agreement to meet some of the operational expenses.  All of the unregistered sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, on the basis that all purchasers were accredited investors.

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

Dated: November 23, 2009	InferX Corporation

	By:	/s/ Vijay Suri
Vijay Suri, President and CEO
(Principal Executive, Financial and
Accounting Officer)

InferX Corporation
Quarterly Report on Form 10-Q
for the Quarterly Period Ended
September 30, 2009

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