Form 10-K
period 2009-12-31
INFERX CORP
filed 2010-05-24
CIK 1329548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-51720

InferX Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	54-1614664
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

46950 Jennings Farm Drive, Suite 290 Sterling, Virginia	20164
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 444-6030
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐   (the registrant is not yet required to submit Interactive Data)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒

The issuer’s revenues for the most recent fiscal year, ended December 31, 2009, were $7,328,970.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $36,468.

As of May 17, 2010 there were outstanding 13,452,913 shares of the registrant’s common stock, $.0001 par value.

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

PART I

Item 1.	Business.

We believe that we are a market leader in next generation distributed predictive analytics (“PA”) enterprise software solutions.  We have pioneered and commercialized a powerful, patented suite of advanced analytical solutions that direct decision making and improve corporate performance across the enterprise.  We are targeting our solution towards select sub-subsectors in the healthcare, financial services and public sectors to address significant ROI opportunities.

PA enterprise software solutions direct decision making by applying a combination of advanced analytics and decision optimization to an organization’s enterprise data, with the objective of improving business processes to meet specific organization goals.  It accomplishes this through the application of algorithms that process historical data, “learn” what has happened in the past and create models that can be applied to make decisions about current or future cases.

Traditional business intelligence (“BI”) tools extract relevant data in a structured manner, aggregate it and present it in formats such as dashboards and reports.   BI tools are more exploratory than decision-oriented, helping businesses understand performance and trends, but generally not directing future actions or decisions based on what has been observed.  Any attempts at using BI platforms to offer predictive insights are based on “deductive” technology (i.e. regression analysis), where “experts” create initial rules or hypotheses about of the patterns and relationships that exist within the data based on their personal experience (i.e., who is a credit risk, what parameters create a potential risk, what medical indicators suggest a possible adverse drug reaction, etc.).  Decisions based on a deductive technology approach however are only as good as the initial rules, hypotheses or data variables that directed the analysis.

By contrast, PA solutions are based on “inductive” technology.  PA does not presume initial rules or hypotheses about patterns and relationships that could exist within the data.  Rather, PA lets data lead the way and employs statistics, machine learning, neural computing, robotics, computational mathematics, and artificial intelligence techniques to explore all the data, instead of a narrow subset of it, to ferret out meaningful relationships and patterns.  This approach allows PA to identify insights and relationships amongst different variables, particularly ones that are outside conventional thinking.

Our “next generation” PA solutions differentiate themselves from traditional PA solutions by operating in a distributed data environment.  Instead of having to move data from different locations and servers into data warehouses to perform analysis, our next generation distributive PA solution brings the analysis directly to the data.  Our distributed solution is patented and enhances analytical speed, data privacy and security while reducing cost.

We believe that as (1) data environments grow larger and more complex, (2) businesses attempt to incorporate unstructured data, including email and other text, into robust decision making algorithms and (3) businesses demand that PA firms simplify the way predictive models are built and allow non-statisticians make sense and act upon the resulting analyses, our technology solutions will be uniquely positioned to capitalize on these trends in the industry.

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

We succeeded in 2004 by becoming the distributed PA solution for Lockheed Martin’s Missile Fire Control group.  Lockheed Martin used our software while investigating different sensor phenomenology (everything a sensor can see) and how it affected that sensors ability to identify, target and destroy missiles and other types of munitions.  Lockheed concluded that it was able to better identify missile targets by running a laser radar data through our software.  After the Lockheed success, we continued to enhance our distributed PA capabilities on several similar R&D contract research opportunities for various government agencies.

We were part of a Northrop Grumman Corporation team led by its Integrated Systems Sector that had won an Air Force contract - Predictive Failures & Advanced Diagnostics for Legacy Aircraft (PFAD), to develop software that would better diagnose problems and predict failures in systems aboard legacy aircraft. The initial work was focused on the F-16 fighter, and specifically, on its radar system. Working with Northrop Grumman we applied our advanced data analysis and mining software to the Reliability and Maintainability Information System (REMIS), a USAF fleet-wide data warehouse storing all maintenance actions F-16 aircrafts for the last 20 years. The software was used to discover diagnostic knowledge, to extract new knowledge about a diagnostic system, and to predict diagnostic processes. Among various benefits, the use of our software contributed to better maintenance practices, and specifically to correct identification of costly “Cannot Duplicate” mission systems failures.

In 2005-2006, our software was used in a pilot project with Care Guide (formerly PatientInfo Systems) for cost prediction in medical claims. Medical claims data was used to identify health plan enrolees who are at risk higher than normal future medical costs. The key was to early identify the members that might become high medical service utilizers. Such early identifications can result in substantial future savings. The current models prediction accuracy was approximately 40%. The effectiveness of our prediction resulted in approximately 70% accuracy mark, which was well above the industry standard.

On October 27, 2009 we merged with The Irus Group, Inc., a company providing consulting services in the business intelligence (“BI”) market. The Irus Group specialized in the planning, implementation and development of complex BI and corporate performance management solutions for government, financial services and retail clients.  Since its founding in 1996, The Irus Group has conducted engagements for over 200 clients, including MasterCard, JP Morgan Chase, ConAgra, US Navy, US Army, US Air Force, and the Peace Corps.  We initiated the merger both to obtain additional financial support in advance of the full roll out of our enterprise software solutions and to serve as a source of sales leads for our PA enterprise software product.  We believe that our PA product suite has been enhanced with Irus’ BI expertise and is being offered through Irus’ consulting relationships as a large scale enterprise solution for the three targeted verticals – health care, financial services and the public sector.

Market Opportunity

IDC estimated the size of the advanced analytic software market at $1.5 billion in 2008, representing a compound annual growth rate (“CAGR”) of 11.5% since 2005, the year IDC identified advanced analytics as the emerging third market product cycle.  IDC further estimates that the advanced analytics market will grow to $2.2 billion through 2012, representing a CAGR of 9.7% over that period.

IDC defines the Advanced Analytic marketplace as including both (1) advanced BI applications with deductive technology and (2) inductive PA applications, but does not break down their respective market sizes.  InferX is focused exclusively on solutions in the latter, however does intend to sell its applications to BI providers as an enhancement for their existing platforms.

The Advanced Analytic marketplace is currently dominated by two companies, SAS and SPSS (recently acquired by IBM), which enjoyed market share in 2008 of 33% and 15%, respectively.  The remainder of the market is fragmented with no one company controlling over 2% of the market.

We believe that the latest industry trends towards distributive analytics will drive our growth in the marketplace.  We further believe that we have the unique advantage of having the sole proprietary patented solution to provide sophisticated PA across distributed data organizations to analyze and create decision based models using both structured and unstructured data.

Our Product Offerings

We target healthcare, financial services and public sector customers with (i) PA enterprise software products and (ii) BI and corporate performance implementation, training and maintenance consulting services.  Although our revenues are primarily from our consulting business, we believe that we will emerge as primarily a PA enterprise software firm.

Predictive Analytic Enterprise Software

Our PA enterprise software offerings are a common platform capable of supporting multiple discreet PA applications.  The common platform, as discussed above, is our Distributed Data Analytics (“D2A”) tool enabling the real time analysis of complex, disparate and widely distributed data.  Through our D2A platform we offer three distinct PA solutions that can be used individually or collaboratively to develop comprehensive decision based models for the enterprise: (i) InferAgent, (ii) InferText and (iii) InferCluster.

InferAgent

InferAgent provides the customer with the power to access, analyze and perform PA on structured data from distributed relational database management system (“RDBMS”), all without the need to move the data to a centralized data repository or worry about its format.  InferAgent’s PA process uses Modelling Agents (“MA”), Collaboration Servers (“CS”) and Decision Agents (“DA”) to direct decision centric model construction and predictive insights.

Modeling Agents (MA) - The MA component is installed at the client site where it can access the individual database. It acts as the main component for knowledge discovery from that individual dataset by mining information and inferring decision rule models.

Collaborative Servers (CS) - The CS is the “special sauce” that enables the truly distributive capability.  CS is the mediator between the various MAs, resulting in a set of global rules generated by the partial contribution of each MA.

Decision Agents (DA) - The DA component is also installed across individual datasets and uses the global model and rules developed through the interaction of the MAs and CS to generate predictive insights that guide decision actions at the individual location in response to newly acquired local data.

InferText

InferText provides the customer with the power to access, analyze and perform PA on unstructured data, including emails, blogs, written forms, etc…, all without the need to move the data to a centralized data repository or worry about its format.  At the core of the InferText product is the Concept Extractor subsystem that can extracts key concepts from unstructured data sources that are of significance to the PA task at hand.  InferText uses the same MA, CS and DA capabilities described above to direct decision centric model construction and predictive insights.  InferText also works in tandem with InferAgent to provide decision rules and predictive insights based on both structured and unstructured data.

InferCluster

Unlike the collaborative interaction between InferAgent and InferText, InferCluster is a standalone component of our D2A platform designed to assign sets of observations into subsets (called clusters) so that observations in the same cluster are similar in some sense.  In this task, InferCluster works with structured data from  databases, all without the need to move the data to a centralized data repository or worry about its format.  The process of identifying clusters is similar to the MA, CS, DA process described above, with the exception that MAs are replaced with Cluster Agents (“CA”) which mine information from the individual database, communicate with the CS and create the clusters with a rule based representation.  InferCluster is particularly well suited to fraud detection solutions, where identifying patterns among data outliers is important for success.

Others

We are able to market actionable PA solutions to potential customers based on our core product above.  As we continue to execute on our business plan, we intend to further customize our core offerings into targeted applications designed to address specific sub-issues for healthcare, financial services and public sector customers.

Business Intelligence and Corporate Performance Consulting

Our BI and corporate performance consulting services represent the legacy business of The Irus Group.  We have been and are currently engaged in various consulting engagements across the public sector as well as with private sector and financial services clients.  We have particular domain expertise in enterprise budgeting and planning, as well as assisting our clients to understand:

•	Receivables and payables analysis

•	Customer profitability

•	Product profitability

•	Regulatory compliance

•	Expense management

•	Cash flow analysis

Value Proposition

Our next generation PA technology offers a host of tangible, ancillary benefits to potential customers across targeted healthcare, financial services and public sector verticals.  We believe that the real value proposition for all customers, however, is based upon our patented and proprietary D2A platform which differentiates us from traditional PA providers and second generation database competitors.  We believe that our value proposition is manifested in three positive outcomes:

Complete Analysis

Our D2A platform allows PA analysis to be performed on all sources of relevant data, regardless of its location, format (structured or unstructured) or privacy/security constraints.  This ability to bring to bear all relevant data to the PA analysis provides for more complete decision rules and models when compared to competing PA solutions which can point to “Known Knowns, Known Unknowns and Unknown Unknowns”.

Faster Analysis

Speed of analysis depends in large part on the distance data must travel to be processed by our PA application.  We believe that our D2A platform is unique in that it brings the PA to the sources of data as opposed to traditional solutions which send data to the PA platform.  This efficient distributive analytic process allows for “real time” data feeds to influence and direct dynamic “real time” decisions rules and models.  While not all enterprises require real time capability, certain highly sensitive functions, such as border enforcement and credit card fraud prevention, require speed of decision analysis to be successful.

Reduced Costs

Our next generation distributed PA system reduces the need for a consolidated data warehouse. A data warehouse typically accounts for 50% to 75% of traditional PA implementation costs, adds 12 to 18 months to the  implementation time  and creates the need for additional and comprehensive on-going support. We believe that we can reduce this time to 6 to 9 months.

Strategy

We believe that we are well-positioned to capitalize on industry trends to (i) exploit our proprietary distributive core competency, (ii) target complex and underserved sub-markets within the healthcare, financial services and public sectors with sophisticated solutions yielding large return on investment (“ROI”) and (iii) leverage Irus’ BI consulting relationships to secure software sales.

Exploit Proprietary Distributive Capability

While we have several PA solutions for our customer base, the primary advantage each solution shares is the ability to function in real time in a distributive data environment.  We believe that industry leaders have begun to recognize that for reasons of efficiency, cost and security, PA needs to be brought to the data instead of the traditional method of moving data to PA.  While first generation PA providers, namely SAS and SPSS have yet to address this issue, select second generation competitors in the marketplace (Teradata, Oracle, Netezza) are pursuing in-database analytics to address these concerns.  In-database solutions in practice have significant drawbacks, the most obvious being “Islands of PA” where an enterprise with multiple databases performing in-database analytics are unable to communicate with each other to provide a comprehensive, fully informed PA decision model.  We have developed a truly distributed data platform where its PA solutions can simultaneously analyze data in multiple remote locations with disparate formats (structured and unstructured) without the need to move the data to a central data warehouse.  We view this platform as the next generation of PA and intend to exploit this proprietary and patented competitive advantage in the marketplace.

Target Select Opportunities in Public Sector, Healthcare and Finance

Our distributive PA solutions have several core attributes versus traditional offerings, including (i) completeness and accuracy, (ii) speed, (iii) lowered costs, and (iv) privacy and security.  While most PA providers have focused their energies and products on consumer oriented customer relationship management (“CRM”) solutions, we target sophisticated solutions toward select sub-subsectors in the healthcare, financial services and public sectors to address significant ROI opportunities. Our software has already been demonstrated or has applicability at the following:

Public sector

•	Federal Communication Commission (FCC) - Detection of fraud (collusions) in spectrum auctions

•	Customs and Border Protection (CPB) - Identification of high risk containers

•	Missile Defense Agency (MDA) - Discrimination of ballistic targets

•	National Science Foundation (NSF) - Classification of awards abstracts

•	Department of the Navy - Prediction of aircraft readiness based on maintenance data

•	Veterans Administration - Prediction of diabetics conditions using retinal scans

•	Securities Exchange Commission (SEC) - Identification of fraudulent financial statements

Healthcare

•	Healthcare - Identification of trauma patients propensity for kidney failure

•	Environmental - Identification of “sick building syndrome” based on sensor data

Financial Services

•	Financial - Fraud detection in financial transactions

Leverage Irus Business Intelligence Client Base

We intend to present our PA solutions to the BI client base of The Irus Group which we view as a value added solution to the BI services provided by The Irus Group to such financial services companies as MasterCard and JP Morgan Chase and Government clients such as the US Navy, US Army and US Air Force, and the Peace Corps, out of which 10-15% of the clients will be marketed for new PA technology.  Our combined company intends to leverage The Irus client base to accelerate the sales cycle for PA software solutions.

Patents and Trademarks

We developed our technology primarily under Small Business Innovative Research contracts with the federal government. These government contracts allowed us to retain ownership of the intellectual property.  Our technology is protected by the following patents:

Patent	Information	Dates	Status

InferView	U.S. Serial: 7,428,545	Filed July 2003	Issued

InferAgent	US Patent No.: 7,308,436	Filed July 2003, Issued December 2007 Expires April 2024	Issued

A hybrid Bayesian decision tree for classification	Full application US Serial: 11/090,364	Filed March 2005	Abandoned

InferCluster	Full application US Serial: 11/904,982	Filed September 2007	Pending

InferText	Full application US Serial: 11/904,674	Filed September 2007	Pending

Supply Chain Risk Assessment Application	Full application US Serial: 12/069,948	Filed February 2008	Pending

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

Companies such as SAS; SPSS, an IBM Company; Fair Isaac Corporation; Angoss Software Corporation; Megaputer Intelligence, Inc.; and Insightful Corporation (recently merged with TIBCO Software Inc.) offer stand-alone software systems that perform predictive analysis on single desktops and servers.  InferAgent can operate on multiple, geographically-dispersed computers.

Oracle Corporation and Teradata provide “in-database analytics” analytical tools that only operate with their respective proprietary database products.  InferAgent can operate with multiple databases, regardless of the underlying database format.

Companies such as Infoglide Software Corporation,, Knowledge Computing Corporation, Exegy, Inc. and Dulles Research, LLC, market software that can perform discovery over networks and distributed data sources.  However, we believe that their software has no predictive analytic capabilities and generally provides only for discrete pattern matching, such as matching of names, phone numbers, IP addresses, etc.

We believe our products offer the following advantages compared to our competition:

•	able to access and mine remote data

•	provide predictive analysis where many future risks and opportunities can be identified

•	work with multiple databases in different formats

•	integrate both structured and unstructured analysis

•	preserve the privacy of data

•	maintain the security and ownership of data

•	eliminate the need for creating data warehouses

•	provide near real time analysis and prediction

We believe that access to additional data sources beyond those in a data warehouse provides a better basis for more accurate analysis. Also, we believe that the elimination of the need for a data warehouse will result in cost and time savings and reduce on-going support and maintenance expenses. Accordingly, we believe using our systems can result in a significant return on investment.

Sales and Marketing

Channels

Our three-pronged sales channel strategy for our next generation PA solution offerings consists of: (1) a direct sales force, (2) vendor relationships and (3) select strategic partnerships across our targeted healthcare, financial services and public sector verticals.

Direct Sales

Our direct sales strategy targets potential end users of our next generation PA solutions, particularly those customers who are currently using an advanced BI platform.  Our current sales efforts are led by our executive management team and are focused on the Irus Group’s current and past BI consulting clients.  We intend to add approximately seven sales representatives by the end of 2010 assuming that we have the funds to engage them.

Vendor Relationships

Our vendor relationship sales strategy targets select BI vendors who would benefit from having a PA offering on their platform.  Similar to the direct sales strategy discussed above, we are leveraging our Irus Group consulting relationships to drive sales opportunities in this channel.  An example of this sales approach is our partnership with the IBM Cognos BI and performance management software platform to add PA functionality to an aircraft readiness solution for the US Navy.  We may not be successful in receiving a contract from the US Navy for aircraft readiness.

Select Strategic Partnerships

We are in discussion with the International Network for Cancer Treatment and Research (INCTR) USA, which is part of INCTR based in Brussels.  INCTR is not-for-profit, non-governmental organization founded to address worldwide Cancer Research. We are proposing InferX Technology for analyzing clinical or research data (dispersed structured and unstructured data), while simultaneously providing tools to advance the knowledge and practice of Cancer Research.  Although it is relevant to many fields in medicine, our focus for this select strategic partnership is for clinical and research oncology.  We may not be successful in concluding any agreement with INCTR.

Unique Value of InferX Technology in Clinical and Research Oncology

We provide interpreting distributed data with hundreds of parameters which may be disparate or disjoint.  The analyzed data itself may be either wholly structured or unstructured, or any intermingling of the two.  We believe that this wide latitude in selecting data makes it ideal for use on clinical or research patient data.  We use agent technology to obtain partial decisions from local information repositories.  Therefore, only partial decisions are transferred between systems, not data.  This allows scalability while preserving privacy and protecting sensitive information.  Our technology can provide solutions by using clustering and classification models.  These may easily be utilized to solve those decision problems which arise frequently in clinical and research medicine.  Traditional approaches in clinical or research medicine do not provide these overall capabilities; hence, we believe that our technology is of unique value.

Research and Development

We have developed a companywide research and development plan which focuses on continued development and enhancement of the features and performance of our current products. We also have a detailed plan for the development of new product offerings. Three of our thirty eight employees devote at least a portion of their time to research and development activities. During the last two fiscal years, our employees devoted approximately 25% of their time to research and development activities.  Historically, our research and development has been performed pursuant to government contracts under which we retained the intellectual property rights to the technology.

Employees

We have 38 employees: 38 full-time employees, 4 of whom devote at least a portion of their time to sales and marketing, 4 executive employees, and 1 administrative employee. Six of our employees are members of management.  To the best of our knowledge, we are in compliance with local prevailing wage, contractor licensing and insurance regulations. None of our employees is represented by any collective bargaining agreement, and our relationship with our employees is good.

Item 1A.	Risk Factors.

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

Although our predecessor entity commenced operations in January 1992, we entered our current business based on software product sales in April 2000 and achieved our first sale in 2003-2004.  Since then, our software product sales have totaled less than $1,000,000.  Therefore, there is limited historical basis on which to determine whether we will be successful in implementing our business plan.

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

As of the date of this filing, our directors and executive officers beneficially owned 9,806,152 shares, or approximately 73%, of our outstanding common stock in the aggregate, including preferred stock that has the voting power equivalent to 100:1 shares of our common stock.  Because of the large percentage of stock held by our directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our stockholders.

The loss of our executive officers and certain other key personnel could hurt our business.

Our success wholly depends upon the personal efforts and abilities of our Chairman of the Board, CEO, officers and other key personnel—Vijay Suri, B.K. Gogia, Jerzy Bala and Ray Piluso.  The loss of or unavailability of the services of any one of these individuals would have a material adverse effect on our business prospects and/or potential earning capacity.

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

We currently have two patent applications pending and we have filed four provisional patents recently.  While we believe that we have a proprietary position in component technologies for our products, our ability to compete effectively will depend, in part, on our ability to protect our proprietary technologies, processes and designs, to secure patents for the applications we have pending and to protect those patents that we may secure.  We do not know whether any of our pending patent applications will be issued or, if issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes.  Even if all of our patent applications are issued and are sufficiently broad, our patents may be challenged or invalidated.

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

Revenues derived from federal government contracts accounted for 91% of our revenues since fiscal 2008.  We expect that government contracts will continue to be a significant source of our revenues for the foreseeable future.  Our business generated from government contracts may be adversely affected if:

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

Most of our contracts with the government contain standard provisions that provide for termination at the convenience of the government pursuant to which we are entitled to recover costs incurred, settlement expenses, and profit on work completed prior to termination.

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

There is currently a limited trading market for our common stock and a more active trading market for our common stock may never develop or be sustained. The market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, general market conditions and other factors.  In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock without regard to our operating performance. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future.  We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.  Furthermore, for companies such as us whose securities are quoted on the OTC Pink Sheets, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.  These factors may negatively impact your ability to sell shares of our common stock and the price you receive.

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

We cannot assure you that we will be successful or that our operations will generate sufficient revenues to meet the expenses of our operations.  Although we are seeking additional financing, such financing may not be available or, if available, may not be available on satisfactory terms.  Additionally, the nature of our business activities may require the availability of additional funds in the future due to more rapid growth than is forecast, and thus, we may need additional capital or credit lines to continue that rate of business growth.  We may encounter difficulty in obtaining these funds and/or credit lines. Moreover, even if additional financing or credit lines were to become available, it is possible that the cost of such funds or credit would be high and possibly prohibitive.

If we were to decide to obtain such additional funds by equity financing in one or more private or public offerings, current stockholders would experience a corresponding decrease in their percentage ownership.

Our independent registered public accounting firm has expressed substantial doubt regarding our ability to continue as a going concern.

Our audited financial statements for the years ended December 31, 2009 and 2008 have been prepared under the assumption that we will continue as a going concern.  Our independent registered public accounting firms have issued their reports dated May 20, 2010 and March 23, 2009 in connection with the audit of our financial statements for the years ended December 31, 2009 and 2008, respectively, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our having sustained operating losses and capital deficits from operations.  The fact that we have received this “going concern opinion” from our independent registered public accounting firm will likely make it more difficult for us to raise capital on favorable terms and could hinder, to some extent, our operations.  Additionally, if we are not able to continue as a going concern, it is likely that stockholders will lose all of their investment.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Description of Property.

We lease approximately 3,200 square feet of office space at 46950 Jennings Farm Drive, Suite 290, Sterling, Virginia pursuant to a lease which expires in July 2010.  Our lease provides for an annual rental of approximately $78,000, which is subject to annual escalations of 3.5%.  The space can house approximately 20 to 23 staff.  We believe that our facilities are adequate for our needs and that additional space is readily available should we need it.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Market Information

Transactions in our common stock are presently quoted the OTC Pink Sheets under the symbol “NFRX:PK”. Quotation of transaction in our common stock commenced on December 5, 2007.

The closing bid prices for our common stock for the period from December 31, 2007 through December 31, 2009, as reported by PinkSheets LLC.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2007:

Fourth Quarter (October 1, 2007 – December 31, 2007)	.53	.42

Fiscal Year Ended December 31, 2008:
First Quarter (January 1, 2008 – March 31, 2008)	$.35	$.35
Second Quarter (April 1, 2008 – June 30, 2008)	.08	.08
Third Quarter (July 1, 2008 – September 30, 2008)	.015	.012
Fourth Quarter (October 1, 2008 – December 31, 2008)	.011	.009

Fiscal Year Ended December 31, 2009:
First Quarter (January 1, 2009 – March 31, 2009)	$.019	$.015
Second Quarter (April 1, 2009 – June 30, 2009)	.01	.01
Third Quarter (July 1, 2009 – September 30, 2009)	.17	.17
Fourth Quarter (October 1, 2009 – December 31, 2009)	.19	.15

Holders

As of May 21, 2010, there were 76 record stockholders of 13,452,913 issued and outstanding shares of our common stock.

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

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth and discussed in this Management’s Discussion and Analysis or Plan of Operation is derived from our financial statements and the related notes, which are included.  The following information and discussion should be read in conjunction with those financial statements and notes, as well as the information provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009.

Overview

We believe that we are a market leader in next generation distributed predictive analytics (“PA”) enterprise software products and solutions.  We have pioneered and commercialized a powerful, patented suite of advanced analytical solutions that direct decision making and improve corporate performance across the enterprise.  We are targeting our solution towards select sub-subsectors in the healthcare, financial services and public sectors to address significant ROI opportunities.

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

Datamat was formed in 1992 as a professional services research and development firm, specializing in technology for distributed analysis of sensory data relating to airborne missile threats under contracts with the Missile Defense Agency and other Department of Defense contracts.  InferX Delaware was formed in 1999 to commercialize Datamat’s missile defense technology to build applications of real time predictive analytics.  The original technology was developed in part with grants by the Missile Defense Agency.

On March 16, 2009, InferX entered into an agreement and plan of reorganization (the “Merger Agreement”) with the Irus Group, Inc. to effect a reverse triangular merger between The Irus Group, Inc. and the Company’s wholly-owned subsidiary, Irus Acquisition Corp. (formed for the purpose of completing this transaction).  The Merger Agreement was then amended on June 15, 2009 (the “First Amended and Restated Agreement”) to reflect the change in the amount of the issued shares to Irus in the transaction.  Under the terms of the First Amended and Restated Agreement, the issued and outstanding shares of The Irus Group common stock was automatically converted into the right to receive 56% of the issued and outstanding shares of the Company’s common stock.  On October 28, 2009 the merger was completed

The Irus Group, Inc., founded in 1996, has emerged as a star consulting firm specializing in bridging corporate performance management and business intelligence systems to help clients answer tough business questions.  Irus’ specific domain expertise revolves around the planning, implementation and developing of complex business intelligence systems.  The breadth of knowledge of budgeting and planning systems allowed Irus to tie business intelligence into corporate performance management for clients.

Irus assists clients capture business functional requirements, technical design and specifications, systems development and implementation, strategic planning for future growth and expansion, and selection of software & hardware as well as testing, documentation, training and on-going maintenance.  Many of Irus’s clients have been used as reference sites for innovative enhancements and customizations incorporating challenging end users business requirements.  Irus has successfully implemented projects across a broad cross-section of clients in the United States and Canada which include government, financial services, retail, manufacturing, and telecommunications.

Irus’ strategic approach, business understanding, and proven process, tied to our technical proficiency in the major business intelligence, corporate performance management, and budgeting and planning applications, will help improve their business performance.

Historically, we have derived nearly all of our sales revenues under federal government contracts.  Under these contracts, we performed research and development and professional services consulting that enabled us to retain ownership of the intellectual property, which led to the creation of our current products.  Due to the relatively small and uncertain margins associated with fixed price government contracts and the inherent limit of the market size, in fiscal 2002 we began to develop our software as a commercial product, concentrating on building specific applications that we believed would meet the needs of potential new customers.  In fiscal 2003, we sold two commercial licenses.  However, since fiscal 2004, all of our revenues have derived from government contracts.

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

We maintain cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information.  Credit is granted to substantially all customers on an unsecured basis.  In determining the amount of the allowance, management is required to make certain estimates and assumptions.  Management has determined that as of December 31, 2009, no allowance for doubtful accounts is required.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years).  Costs of maintenance and repairs are charged to expense as incurred.

Computer Software Development Costs

During 2009, the Company capitalized certain software development costs.  The Company capitalizes the cost of software in accordance with ASC 985-20 once technological feasibility has been demonstrated, as the Company has in the past sold, leased or otherwise marketed their software, and plans on doing so in the future.  The Company capitalizes costs incurred to develop and market their privacy preserving software during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants.  Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the software, typically five years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events.  The Company has not developed any software for internal use.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.  We enter into certain arrangements where we are obligated to deliver multiple products and/or services (multiple elements).  In these transactions, we allocate the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence).  The Company generates revenue from application license sales, application maintenance and support, professional services rendered to customers as well as from application management support contracts with governmental units.  The Company’s revenue is generated under time-and-material contracts and fixed-price contracts.

Our business is not seasonal in nature.  The timing of contract awards, the availability of funding from the customer, the incurrence of contract costs and unit deliveries are the primary drivers of our revenue recognition.  These factors are influenced by the federal government’s October-to-September fiscal year.  This process has historically resulted in higher revenues in the latter half of the year.  Many of our government customers schedule deliveries toward the end of the calendar year, resulting in increasing revenues and earnings over the course of the year.

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

Concentrations

The Company has derived 91% of its revenue for the year ended December 31, 2009 from three customers.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of accounts receivable and unbilled receivables.  To date, accounts receivable and unbilled receivables have been derived from contracts with agencies of the federal government.  Accounts receivable are generally due within 30 days and no collateral is required.

Segment Reporting

We follow the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information.” This standard requires that companies disclose operating segments based on the manner in which management disaggregates the company in making internal operating decisions.  The Company only operates in one reporting segment as of December 31, 2009 and for the years ended December 31, 2009 and 2008.

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach. We evaluate our tax positions on an annual basis, and have determined that as of December 31, 2009 no additional accrual for income taxes is necessary.

(Loss) Per Share of Common Stock

Basic net (loss) per common share (“EPS”) is computed using the weighted average number of common shares outstanding for the period.  Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	Years Ended
	December 31,	December 31,
	2009	2008

Net (loss)	$(561,715)	$(204,146)

WWeighted-average common shares outstanding :
Basic	1,011,308	635,170
Options	3,250,000	-
Diluted	4,261,308	635,170

Basic net (loss) per share	$(0.56)	$(0.32)

Diluted net (loss) per share	$(0.56)	$(0.32)

Research and Development

Research and development expenses include payroll, employee benefits, equity compensation, and other headcount-related costs associated with product development.  The Company has determined that technological feasibility for the software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred.  In addition, research and development costs have been included in the consolidated statements of operations for the years ended December 31, 2009 and 2008, respectively.

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

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820)- Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010.

The disclosures about the roll forward of information in Level 3 are required for the Company with its first interim filing in 2011.  The Company does not believe this standard will impact their financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Years Ended December 31, 2009 and 2008

Revenue for the year ended December 31, 2009 was $7,328,970, a 56% increase from $4,707,925 for the same period in 2008.  This was a result of new contracts awarded and the result of merger during the year ended December 31, 2009.

Costs of revenues for the year ended December 31, 2009 were $5,594,395 compared to $3,943,238 for the same period in 2008.  The increase primarily was the result of the increase of direct and subcontractor costs associated with new contracts acquired during the year ended December 31, 2009.

Operating expenses for the year ended December 31, 2009, which include indirect labor, professional fees, travel, rent, general and administrative, stock issued for services, stock based compensation, and depreciation, increased $1,250,546 to $2,172,861 for the year ended December 31, 2009 from $922,315 for the same period in 2008.  This represents an increase of 136% and is primarily a result of a increase in indirect and overhead labor and fringes of $158,203 resulting from on-going operations and merger in 2009, an increase in professional fees of $101,278 resulting from business activity, and $877,060 increase in stock based compensation resulting from the granting of stock options under certain executive employment agreements.

Other expenses increased $76,911 from $46,518 to $123,429, with a majority of the increase the result of the loss on fair value of the derivative liability incurred with the convertible debenture issued December 23, 2009.

The Company’s net loss increased from $204,146 in 2008 to $561,715 in 2009. The increase was the result of additional operating expenses incurred in connection with the reverse merger.

Liquidity and Capital Resources

We had cash of $49,989 at December 31, 2009 and a working capital deficit of $2,553,677 as of December 31, 2009.  The Company’s cash flows decreased $21,461 in 2009, primarily from repayments of $491,913 of the line of credit, however the Company did have cash provided by operating activities of $320,452, the result of increased gross profits due to the profitable contracts during 2009.

We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses in light of the merger with The Irus Group.  We are currently expending approximately $500,000 per month to support our operations, and under our current business plan we anticipate expenditures of approximately 740,000 per month through the 3rd quarter of 2010.   We expect to raise additional financing through the sale of our common stock during the second or third  quarter of 2010 to supplement the cash generated from software license sales and the processional services that are provided through existing contracts that we believe will be sufficient to fund our operations until additional financing is procured  If we are unable to generate sufficient cash through the sale of our stock it will be necessary for us to significantly reduce expenses to manage our business.  Although we believe the additional capital required will be provided through one of these sources, we cannot assure you that we will be successful in these financing efforts or accepting financing at acceptable prices.  Our failure to generate such revenue, reduce expenses or obtain necessary financing could impair our ability to continue business operations and raises substantial doubt about our ability to remain as a going concern.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item appears following Item 15 of this report and is incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective due to the existence of material weaknesses in our internal control over financial reporting, discussed below.

Management’s Report on Internal Control Over Financial Reporting.

Internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and in consultation with our board of directors, has established and maintained policies and procedures designed to maintain the adequacy of our internal control over financial reporting that it believes are appropriate in light of our limited activities, personnel and resources as a development stage company, and includes those policies and procedures that:

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

Our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2009 due to the existence of several material weaknesses in our internal control over financial reporting, discussed below. Our Board of Directors has reviewed the results of management’s assessment. In addition, on a quarterly basis we will evaluate any changes to our internal control over financial reporting to determine if material changes occurred.

Material Weaknesses in Internal Controls

During the conduct of our assessment of internal control over financial reporting, we identified two material weaknesses and have advised the Board of Directors that the following material weaknesses existed at December 31, 2009. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a “material weakness” is a control deficiency or a combination of control deficiencies such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses exist in (i) the lack of independent oversight by an audit committee of independent members of the Board of Directors and (ii) the lack of segregation of duties in the financial reporting and compliance functions. Due to the lack of resources, we have not taken any substantial steps towards resolving the material weaknesses described above.

While these material weaknesses did not have an effect on our reported results or result in the restatement of any previously issued financial statements or any other related disclosure, they nevertheless constituted deficiencies in our controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002, and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite those deficiencies in our internal controls, management believes that there were no material inaccuracies or omissions of material fact in this annual report.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age, position and term of directorship, as applicable, of each of our directors and executive officers.  Directors are elected annually. Officers are selected by the Board of Directors and serve at the pleasure of the Board.

Name and Position	Age	Since

B.K. Gogia Chairman of the Board of Directors and Managing Director, Technology Solutions Group	59	2006

Vijay Suri President and Chief Executive Officer and a Director	49	2009

Dr. Jerzy W. Bala Chief Technical Officer and a Director	51	2006(1)

Ray Piluso Chief Operating Officer and VP of Business Development	55	2009

(1) Mr. Bala resigned as a director after the merger of InferX and The Irus Group in October 2009.

Management Biographies

Vijay Suri – Mr. Suri, became President and CEO of InferX upon completion of the merger with between The Irus Group and InferX in October 2009.  As President of The Irus Group, a company he founded in 1995, Mr. Suri brings over 20 years of experience designing and implementing large and complex predictive analytics, business intelligence and corporate performance management solutions. In addition to his role as CEO, Mr. Suri leads sales efforts in the targeted financial services vertical.  Prior to starting The Irus Group, Inc., he served in various management positions at Fannie Mae, Information Resources Incorporated (IRI Software) and Oracle Corporation. Mr. Suri developed the "Iterative Prototyping Development Approach" (IPDA) Methodology for implementing OLAP and Data Warehousing Projects. Under his guidance, The Irus Group has emerged as a market leader in the Business Intelligence and Analytics community, as well as a global firm offering large-scale, turn-key solutions. Mr. Suri holds an MBA from Alabama A&M University, Huntsville, AL, a graduate of the Leadership Development Program from the University of Maryland, College Park, MD, and a graduate from the Harvard Business School Owner/President Management Program (HBS-OPM 37), a comprehensive multi-year program helping global business leaders understand the strategic and tactical challenges and opportunities associated with owning, running, and sustaining a profitable enterprise.

B.K. Gogia – Mr. Gogia was the Chief Executive Officer of InferX, a company he founded in 1992, until its merger with The Irus Group in November 2009. He now serves as Managing Director of Technology Solutions Group developing the long term strategy for Company’s product roadmap while serving as Executive Chairman. An accomplished business leader and entrepreneur with recognized expertise and notable credentials in the technology industry, Mr. Gogia brings InferX proven skill in developing and executing strategic plans for advanced analytical solutions for healthcare in emerging markets. In this role, Mr. Gogia leads the marketing of product development into solutions offering in targeted sectors, with particular emphasis on the healthcare vertical. He works closely with the CEO in new business development activities to identify and develop new business direction for the Company. Prior to the formation of InferX, Mr. Gogia was Technical Director/Software Manager with Science Applications International Corporation (SAIC), and held senior technical positions with a firm now absorbed in L3 Corporation through acquisition and Lockheed Martin Corporation. Mr. Gogia began his career as software developer with Data General Corporation in the field of compilers and operating systems. Mr. Gogia holds a Bachelors degree from the University of Delhi, India; a Masters degree with a major in Computer Science from New York Institute of Technology; and a postgraduate management degree with a major in Marketing from the Institute of Marketing & Management. In 2004, Mr. Gogia was selected to participate in a Mindshare program for CEOs of the most promising technology companies in the Greater Washington area.

Jerzy W. Bala, Ph.D. – Dr. Bala is the co-founder of InferX and was appointed Chief Technical Officer of InferX in May 2006 and a director in September 2006. Dr. Bala defines short and long term technology directions for the Company’s products, business cases for new target markets, oversees research and development of future products and existing products, and manages intellectual property for InferX. Dr. Bala has also consulted with Mitre Corporation, a federally funded research and development corporation (FFRDC) in its Data Exploitation and Information Management Group in development of data mining techniques for network intrusion detection sponsored by the National Security Agency; and subsequent development of data exploitation techniques for command and control in simulations in operations other than war for the U.S. Marine Corps. Dr. Bala has also served as Visiting Research Professor with the School of Information Technology, George Mason University, and was the recipient of a Fellowship in Computational Science and Engineering - National Science Foundation New Technologies Program in the Division of Advanced Scientific Computing. Dr. Bala holds a Ph.D. in Computer Science from George Mason University, an MSc in Computer Engineering and a BSc in Electrical Engineering from AGH University of Science and Technology in Poland. Dr. Bala’s Doctoral Dissertation Thesis was in “Learning to Recognize Visual Concepts,” with his Advisor, Professor Ryszard Michalski, a cofounder of Machine Learning as a discipline. Dr. Bala has over 80 peer reviewed publications in conference proceedings and journals and other numerous technical papers to his credit.

Ray Piluso – Mr. Piluso is our Chief Operating Officer and Senior Vice President of Business Development of The Irus Group since 2006.  Mr. Piluso is a senior operations and sales executive with more than 19 years of information technology solutions experience that span from small to large enterprise environments.   In his role as COO and Senior Vice President Business Development, Mr. Piluso serves as the Company’s lead operations executive leading and implementing growth initiatives, delivery operations plans, business development, sales and marketing strategies.  Mr. Piluso leads and executes business growth through organic business capture and supports strategic teaming initiatives.  He began his career in the U.S. Army and transferred to private industry to lead technology implementation for a large-scale DoD program.  Holding various leadership positions, Mr. Piluso has a proven record of building teams that have earned reputations for quality excellence, solution delivery and customer satisfaction.  Companies he has worked at, before joining the firm, include Advanced Technology, Inc., PRC, Inc., Cameron Run Group, Inc., Compaq Computer, and Hewlett-Packard, Inc.  In addition to 19 years experience in the private sector, Mr. Piluso currently serves in the U.S. Army Reserve. With over 29 years of total military service, Mr. Piluso brings operational, managerial, and technical experience, including assignments around the globe.  Mr. Piluso holds a B.S. degree from University of Southern Colorado, along with multiple certifications from various technology companies.

There are no family relationships among the officers and directors.

Other Significant Employees

Eldred A. Ribeiro, Ph.D.  – Dr. Ribeiro is our Director of Healthcare Solutions.  Dr. Ribeiro is a software development manager with extensive experience in the design, development, and implementation of biomedical systems for use in healthcare.  At InferX Corporation, he has developed programs for exploiting the use of predictive analytics technology in prospectively tracking healthcare core measures, evidence-based and personalized medicine, disease management, and translational research.  Some of the well-known systems Dr. Ribeiro has been involved in developing, include IT systems used nationally by the American Red Cross at its blood collection and processing centers, and the Rescentris Ltd. award-wining, semantically-based Collaborative Electronic Research Framework (CERF) and Electronic Laboratory Notebook (ELN) used in biomedical translational Research.  For the last five years Dr. Ribeiro worked at the American Red Cross as IT Program Manager, Director of Configuration Management and as its Senior Manager of Software Enginerring.  His experience with bioinformatics, biotechnology instrumentation and medical IT systems stem from his early engagement with the Human Genome Project at Brookhaven National laboratory, New York.  During nearly a decade of research and development at Bio-Rad Laboratories, California, he was instrumental in the design and development of numerous applications and instruments for use of genomics and proteomics.  Dr. Ribeiro, a National Science Talent Scholar of India, completed his postdoctoral research at Brookhaven National Laboratory.  He holds a Doctorate in Physics from Clemson University and a Master of Science in Physics from the Indian Institute of Technology.  He has published in numerous journals, and served as a reviewer on several occasions.  His academic background includes serving as a Guest Scientist at Brookhaven National Laboratory and as an adjunct Assistant Professor at the Department of Medical Informatics, The Ohio State University.

Rahul Argade - Mr. Argade is our Director and Senior Systems Architect, a position he has held since July 2009.  He has over 18 years of experience in information technology arena. He has formulated numerous integrated business, marketing and technology strategies for startups and Fortune 2000 clients specifically to realize value from emerging technologies.  For the last five years, Mr. Argade has worked at Microsoft Corporation as a solution architect.  Mr. Argade started his career at MCNC National Supercomputing Center in Research Triangle Park using research grants from public and private consortia. He worked on computational fluid dynamics mathematical models including non-steady state heat conduction, and plastic/elastic deformation modeling.  Mr. Argade and two partners founded Kinetics, Inc., an ISP and web consulting firm which developed credit card processing systems for the web for clients such as Wachovia, Universal Studios, and MCI (now Verizon Business). He sold Kinetics to SmartOnline, and stayed on as the CTO.  At SmartOnline he formulated and implemented the software as a service (SaaS) strategy for the company.  This company went public in 2002.

Mr. Argade has worked at MCI Systemhouse (AT Kearney/EDS) where he led the Internet Strategic Consulting practice, specializing in Digital Supply Chain.  Customers included Nike.com, GM, Arrow, Proctor and Gamble, Arrow Electronics, MCI/Verizon, Boise Cascade, Toyota Motor Corporation, Volvo and Egon Zehnder International (EZI). He also worked with Vint Cerf’s  IP engineering team, which worked to rebuild the North American and European internet backbone. After his work at EDS, he moved to Fujitsu Consulting as a Managing Director in Global Operations. In 2004, Mr Argade joined Microsoft Corporation where he supported sales efforts for Microsoft's largest clients and most complex engagements involving web technologies. He implement web 2.0 strategies for customers resulting in 25% revenue growth and improved customer satisfaction and won two worldwide service awards (CPE) for excellence in customer satisfaction.  He was also the lead architect for the NextWeb strategies. Mr Argade experience spans many market segments, including Financial Services, Consumer Products, Catalog and Distribution, Telecommunications, and Manufacturing.

Mr. Argade attended the University of North Carolina at Chapel Hill, BS/MS Applied Sciences and Mathematics. He has authored over 20 whitepaper and conference presentations, on product strategies and emerging drivers for technology-enabled change within enterprise companies

Board of Advisors

Dr. Farzad Najam, M.D., FACS, – Dr. Najam advises InerX’s healthcare practice. Dr. Najam is a renowned surgeon.  Dr. Najam is currently the Associate Director of Cardiac Surgery at the George Washington University (GWU) Hospital in Washington, DC, USA.  Dr. Najam also holds an appointment as the Associate Clinical Professor of Surgery at the GWU Medical Center, Washington, DC.  Dr. Najam is a fellow of the American College of Surgeons.  He is an active member of the Society of Thoracic Surgeons (STS) and International Society of Minimally Invasive Cardiothoracic Surgery (ISMICS).  He received the GWU Hospital Baldridge Physician of the month award in 2008 and has published numerous articles in peer reviewed medical journals.  He is also the co-editor of Robotic Surgery:  Theory and Operative Technique, a ground-breaking textbook on robotic surgery, published by McGraw Hill Inc, New York, NY.  The book won the first prize at the 2009 British Medical Association Medical Books Awards.

Mark Lowers Mr. Lowers is a founder and principal in Lowers & Associates, an international firm specializing in risk management and mitigation.  In this capacity, he provides senior leadership and direction for the rapidly-growing organization, based in Virginia, with offices in London & Miami.  As an internationally-recognized authority on risk management, Mr.  Lowers has more than 25 years of experience in the field.  He is regularly cited as a source by journalists, and has also written on the subject of risk management in trade publications.  Prior to launching L&A, Mr. Lowers served as president and CEO of AMSEC International, a global security organization based in Winchester, Virginia.  In his more than two decades as leader of the organization, he oversaw its expansion from a physical security systems installer to a multinational player in risk management.  During his tenure, Mr. Lowers directed the development of internal processes for client service and quality control.  He also oversaw the creation of sophisticated loss control programs and industry standards for the exclusive use of a major international insurer serving a variety of industries, including warehousing, retail, law firms, leasing companies and others.  Mr. Lowers has an extensive educational background focused on criminal justice; he is a Certified Fraud Examiner, a member of the National Armored Car Association, (NACA) and an appointee on NACA's Security Steering Committee.  He is also a member of the Independent Armored Car Operators Association, the American Society for Industrial Security, and the Risk & Insurance Management Society.  In addition, Mr. Lowers has served as Chairman of the Board of Directors for Inova Loudoun Hospital since 1998 and is a current board member of Inova Health System.

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

Code of Ethics

We have not adopted a Code of Ethics, but we intend to do so in 2010.

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

Compensation paid to Vijay Suri, as President and Chief Executive Officer, during the fiscal year ended December 31, 2009, and each other executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2009 are set forth in the Summary Compensation Table below.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Nonequity Incentive Plan Compensation $	Nonqualified Deferred Compensation $	All Other Compensation $		Total $
Vijay Suri President and Chief Executive Officer	2009	$205,329	(1)	–	–	–	$1,700	(2)	$207,029

B.K. Gogia Chairman of the Board	2009	$183,333	(3)	–	–	–	–		$193,033

Jerzy W. Bala Chief Technical Officer, VP	2009	$142,667	(4)	–	–	–	–		$143,367

Ray Piluso Chief Operating Officer	2009	$154,537	(5)	–	–	–	$4,000		$158,537
(1)	Includes accrued salary of $13,662.

(2)	Consists of an accrued automobile allowance in the amount of $1,700 for a period of two months.

(3)	Includes accrued salary of $125,333.

(4)	Includes accrued salary of $91,667.

(5)	Includes accrued salary of $10,691.

Mr. Suri executed an employment agreement dated October 27, 2009 with InferX.  Under the terms of his employment agreement, Mr. Suri is employed for a five year term as President and CEO of InferX.  Mr. Suri will receive an annual base salary of $230,000, the right to receive additional compensation in the form of a bonus that can be paid in cash or stock, such bonus to be at the discretion of the Board and subject to such conditions as the Board and Mr. Suri mutually agree and customary benefits for senior executives of InferX.  Mr. Suri also received 1,000,000 shares of the Company’s preferred stocks with each share having voting rights along with holder’s of the Company’s shares of common stock equal to 100 votes per share.  The employment agreement is terminable by Mr. Suri for “good reason”, including a material breach of the employment agreement not cured within 15 days.  Upon termination for “good reason” by Mr. Suri or by the Company without cause, Mr. Suri will receive a severance payment equal to the greater of two years or the remaining term of his employment agreement.

On October 27, 2009, we entered into an Executive Employment Agreement with B.K. Gogia.  Under the terms of his executive employment agreement, Mr. Gogia is employed for a term of five years.  Mr. Gogia will receive a base salary of $200,000 per annum, payable semi-monthly, which base salary shall increase to $230,000 per annum when the Company first achieves EBITDA equal to at least $1,000,000 as reported in the Company’s quarterly reports or in the annual report filed with the SEC or, if not a reporting company under the Securities Exchange Act of 1934, as amended, the financial statements reviewed by the Company’s independent accounting firm.  Mr. Gogia is eligible for a bonus to be paid in cash, stock or both on terms that shall be mutually acceptable to the Board and Mr. Gogia.  In the event that InferX sells or licenses its software product for at least $1,000,000 or generates EBITDA of $1,000,000 it shall pay Mr. Gogia $122,000 which is equal to his unpaid salary for 2009 under his May 1, 2006 Executive Employment Agreement.  Mr. Gogia also received 1,000,000 shares of the Company’s preferred stock with each share having voting rights along with holders of the Company’s shares of common stock equal to 100 votes per share and shall be granted an option under the Company’s 2006 Stock Incentive Plan to acquire 1,750,000 shares of the Company’s common stock at the market price on the date of grant on the effective date of the merger between InferX and The Irus Group, Inc. under Delaware law.  750,000 options vested upon execution of this Agreement and 1,000,000 options vested on December 31, 2009.  The Company also will issue Mr. Gogia 300,000 restricted shares of the Company’s common stock.  Mr. Gogia’s employment agreement is terminable by the Company during the term with or without cause.  The employment agreement is terminable by Mr. Gogia for “good reason”, including a material breach of the employment agreement not cured within 15 days.  Upon termination for “good reason” by Mr. Gogia or by the Company without cause, Mr. Gogia will receive over a six month period a severance payment equal to the greater of  greater of (i) 24 months of his then-current base salary or (ii) the remainder of the term of this Agreement.  All options will be subject to accelerated vesting if Mr. Gogia’s employment is terminated by him for Good Reason, as that term is defined in his employment agreement.

On November 1, 2009 we entered into an Executive Employment Agreement with Dr. Bala.  Under his employment agreement Dr. Bala will receive an annual salary of $156,000 per annum, payable semi-monthly and a one-time bonus upon the closing of the merger between InferX and The Irus Group of $85,619 which is equal to 50% of his unpaid salary for 2009 under his prior May 1, 2006 employment agreement.  Dr. Bala also is eligible for a bonus upon achieving objectives determined by management for him for achieving certain performance targets.  Dr. Bala’s employment agreement has a term of three years and is terminable by the Company during the term with or without cause.  The employment agreement is terminable by Dr. Bala for “good reason”, including a material breach of the employment agreement not cured within 15 days.  Upon termination for “good reason” by Dr. Bala or by the Company without cause.  Dr. Bala will receive over a six month period a severance equal to the greater of 12 months or the remaining term of his employment agreement.

On December 15, 2009 we entered into an Executive Employment Agreement with Raimondo G. Piluso.  Under his employment agreement Mr. Piluso will receive an annual salary of $175,000 per annum, payable semi-monthly.  Mr. Piluso will be eligible for a bonus to be paid in cash, stock or both on terms that shall be mutually acceptable to the Board and Mr. Piluso.  Upon execution of Mr. Piluso’s Executive Agreement he received an option to acquire 500,000 shares of the Company’s common stock under the Company’s 2006 Stock Incentive Plan, of which 200,000 shares vested upon execution of this Agreement and 150,000 shares shall vest upon the first and second anniversaries of the date of his Employment Agreement.  Mr. Piluso’s employment agreement has a term of three years and is terminable by the Company during the term with or without cause.  The employment agreement is terminable by Mr. Piluso for “good reason”, including a material breach of the employment agreement not cured within 15 days.  Upon termination for “good reason” by Mr. Piluso or by the Company without cause.  Mr. Piluso will receive over a six month period a severance equal to the greater of 12 months or the remaining term of his employment agreement.

We have a 401(k) plan for which we provide matching funds.  In October 2007, we adopted a qualified stock option plan that will include up to 2,200,000 shares of our common stock.  No other retirement, pension, or profit sharing exist.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options ($)	Number of Securities Underlying Unexercised Options ($)	Equity Incentive Plan Awards: Securities Underlying Unexercised Unearned Options ($)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested ($)	Market value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other That Have Not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned 191,667 or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable
B.K. Gogia	1,750,000	–	–	$0.45	10/28/2014	–	–	–	–

Jerzy W. Bala	–	1,000,000	1,000,000	$0.45	11/1/2014	–	–	–	–

Ray Piluso	200,000	300,000	300,000	$0.45	12/15/2014	–	–	–	–

The table entitled “DIRECTOR COMPENSATION” and the discussion related to that table has been omitted because no compensation required to be reported in that table was awarded to, earned by or paid to any of the directors in any of the covered fiscal years.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 26, 2010, certain information concerning the beneficial ownership of common stock by (i) each person known by the company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The calculation of the percentage owned is based on 13,452,913 common shares outstanding (plus, with respect only to each holder of securities that are exercisable for or convertible into common stock within 60 days, shares underlying such securities). The address of each of the directors and executive officers listed below is c/o InferX Corporation, 46950 Jennings Farm Drive, Suite 290, Sterling, Virginia 20164 unless otherwise indicated.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares Owned
Vijay Suri	9,139,768	(1) (2)	67.94%

B.K. Gogia	562,481	(1) (3)	4.18%

Jerzy W. Bala*	53,903		0.4%

Ray Piluso*	50,000		0.37%

All directors and executive officers as a group (4 persons)	9,806,152	(1) (2) (3)	72.89%

Robert B. Prag 2455 El Amigo Road Del Mar, CA 92014	140,523		1.04%

John Lemak* Sandor Capital Master Fund, L.P. 2828 Routh Street, Suite 500 Dallas, TX 75201	160,507		1.19%

Lacuna Venture Fund LLLP c/o Lacuna Ventures 1100 Spruce Street, Suite 202 Boulder, CO 80302	352,621		2.62%

Tangiers Capital LLC	300,000		2.23%

* Less than 1%
(1)     Does not include 1,000,000 shares of preferred stock that have the voting power of 100 million shares of the Company’s common stock.

(2)     Includes 50,000 shares owned directly by Mr. Suri’s spouse.

(3)     Includes 8,867 shares owned directly by Mr. Gogia’s daughter, 8,867 shares owned directly by Mr. Gogia’s son, and 52,023 shares owned directly by Mr. Gogia’s spouse.

(4)     Based upon information provided to or otherwise known by the company and  contained in the amended Schedule 13G filed by Mr. Prag on November 3, 2006, all of his warrants were exercised in full during the merger.   Mr. Prag owns 140,523 shares of common stock, which would represent beneficial ownership of approximately 1.05% of the company’s issued and outstanding common stock.

(5)     Based upon information provided to or otherwise known by the company and  contained in the Schedule 13G filed by Sandor Capital Advisors, LLC, a Texas limited liability company (“Sandor Advisors”), and Mr. Lemak, the principal of Sandor Advisors, on November 1, 2006, all of the warrants were exercised in full during the merger.  Sandor Advisors and Mr. Lemak jointly beneficially own 160,507 shares of common stock, which represents beneficial ownership of approximately 1.19% of the company’s issued and outstanding common stock. Mr. Lemak makes investment decisions on behalf of Sandor Advisors.

(6)     Based upon information provided to or otherwise known by the company and  contained in the Schedule 13G filed by Lacuna Venture Fund LLLP (“Lacuna Venture Fund”), Lacuna Ventures GP LLLP (“Lacuna GP”) and Lacuna, LLC (“Lacuna LLC,” and, together with Lacuna Venture Fund and Lacuna GP, the “Lacuna Entities”) on November 3, 2006, all of the warrants were exercised in full.  The Lacuna Entities beneficially own 352,621 shares of common stock, which represents beneficial ownership of approximately 2.63% of the company’s issued and outstanding common stock.  Rawleigh Ralls makes investment decisions on behalf of each of the Lacuna Entities.

(7)     Based upon information provided to or otherwise known by the company and  contained in the Schedule 13G filed by Tangiers Capital LLC on November 3, 2006, we calculate that Tangiers Capital LLC owns 300,000 shares of common stock, which represents beneficial ownership of approximately 2.23% of the company’s issued and outstanding common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Board of Directors has determined that none of its directors is an “independent director.”

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2009 and 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and reviews of the quarterly financial statements was $40,000 and $38,000, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Our consolidated financial statements for the fiscal years ended December 31, 2009 and 2008 are filed with this report.

Exhibit Index

3(i)	Certificate of Incorporation, as amended on October 27, 2006 (incorporated by reference to Exhibit 3(i) to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

3(ii)	By-laws (incorporated by reference to Exhibit 3(ii) to the registrant’s Registration Statement on Form 10-SB, filed on January 12, 2006)

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

10.1	Lease of the registrant’s principal executive offices

10.2	Employment Agreement dated October 27, 2009 between InferX Corporation and B.K. Gogia

10.3	Employment Agreement dated November 1, 2009 between InferX Corporation and Jerzy Bala

10.4	Employment Agreement dated October 27, 2009 between InferX Corporation and Vijay Suri

10.5	Employment Agreement dated December 15, 2009 between InferX Corporation and Raimondo G. Piluso

10.6
Agreement and Plan of Merger by and among Black Nickel Acquisition Corp. I, InferX Acquisition Corp. and InferX Corporation, dated October 24, 2006 (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

10.7	InferX Corporation 2007 Stock Incentive Plan

10.8	Form of Convertible Note (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K, filed on March 12, 2008)

10.9	Debenture and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on December 31, 2009).

10.10	Form of Debenture for $300,000 Bridge Financing (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on December 31, 2009).

10.11	Security Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on December 31, 2009).

10.12	Form of Warrant (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on December 31, 2009).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
InferX Corporation
Sterling, VA

We have audited the accompanying consolidated balance sheets of InferX Corporation (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InferX Corporation as of December 31, 2009 and 2008, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2009 and 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 1 to the consolidated financial statements, the Company has sustained significant operating losses and is currently in default of its debt instrument and needs to obtain additional financing or restructure its current obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP
New York, NY
May 21, 2010

INFERX CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	DECEMBER 31,	DECEMBER 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash	$49,989	$71,450
Accounts receivable	916,641	383,952
Prepaid expenses	-	9,989
Total current assets	966,630	465,391

Fixed assets, net of depreciation	49,722	55,062

Other Assets
Other assets	6,000	6,000
Computer software development costs, net of amortization	64,888	0
Total other asset	70,888	6,000

TOTAL ASSETS	$1,087,240	$526,453

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,102,644	$546,070
Line of credit	358,087	850,000
Related party payable	725,000	-
Convertible debenture, net of debt discount of $98,130 and $0	51,870	-
Derivative liability	220,052	-
Liability for stock to be issued - preferred stock	200	-
Liability for stock to be issued - common stock	61,909	-
Current portion of notes payable, net of debt discount of $0 and $9,658	545	-
Total current liabilities	3,520,307	1,396,070

Long-term Liabilities
Notes payable, net of current portion, net of debt discount of $0 and $1,059	354,391	-

TOTAL LIABILITIES	3,874,698	1,396,070

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, 400,000,000 shares authorized and 3,920,645 shares issued and outstanding, respectively	392	15
Additional paid-in capital	-	80,085
Retained earnings (defict)	(2,787,850)	(949,717)
Total stockholders' equity (deficit)	(2,787,458)	(869,617)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,087,240	$526,453

The accompanying notes are an integral part of these consolidated financial statements.

INFERX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

REVENUE	$7,328,970	$4,707,925

COST OF REVENUES
Direct labor and other finges	1,041,160	852,397
Subcontractor	4,408,927	2,981,596
Other direct costs	138,028	109,245
Amortization of computer software development costs	6,280	-
Total costs of revenues	5,594,395	3,943,238

GROSS (LOSS)	1,734,575	764,687

OPERATING EXPENSES
Indirect and overhead labor and fringes	679,751	521,548
Professional fees	160,599	59,321
Business development costs	50,594	109,848
Rent	90,669	80,821
Advertising and promotion	25,726	10,866
General and administrative	258,015	82,636
Stock based compensation	877,060	-
Depreciation	30,447	57,275
Total operating expenses	2,172,861	922,315

NET LOSS FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES	(438,286)	(157,628)

OTHER INCOME (EXPENSE)
Gain on sale of fixed assets	18,255	-
Fair value adjustment on derivative liability	(121,922)	-
Interest expense, net of interest income	(19,762)	(46,518)

Total other income (expense)	(123,429)	(46,518)

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(561,715)	(204,146)

Provision for income taxes	-	-

NET (LOSS) APPLICABLE TO SHARES	$(561,715)	$(204,146)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.56)	$(0.32)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,011,308	635,170

The accompanying notes are an integral part of these consolidated financial statements.

INFERX CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

					Additional	Retained
	Preferred Stock		Common Stock		Paid-In	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance - December 31, 2004	-	$-	2,538	$2,538	$102,957	$(77,877)	$27,618
Issuance of shares to founders for services rendered	-	-	114	114	191	-	305
Issuance of shares for cash	-	-	19	19	74,981	-	75,000
Issuance of shares for conversion of notes payable	-	-	72	72	249,928	-	250,000
Contribution of capital by shareholder	-	-	-	-	56,851	-	56,851
Net loss for the year, as previously reported	-	-	-	-	-	(526,320)	(526,320)
Prior period adjustment	-	-	-	-	38,462	(38,462)	-
Net loss for the year, as restated	-	-	-	-	38,462	(564,782)	(526,320)
Balance - December 31, 2006	-	$-	9,129,392	$913	$1,846,575	$(2,853,817)	$(1,006,329)
Exercising of warrants to common stock	-	-	2,074,392	207	628,611	-	628,818
Issuance of shares for penalty under registration rights agreement	-	-	268,404	27	134,175	-	134,202
Change in classification of derivatives based on EITF 00-19-2	-	-	-	-	547,086	484,617	1,031,703
Warrants issued to consultant	-	-	-	-	94,457	-	94,457
Vested stock options issued	-	-	-	-	27,613	-	27,613
Net loss for the year	-	-	-	-	-	(1,704,737)	(1,704,737)
Balance - December 31, 2007	-	$-	573,639	$57	$3,279,607	$(4,073,937)	$(794,273)

Issuance of common stock in conversion of notes payable	-	-	270,566	27	169,473	-	169,500

Issuance of common stock for services rendered	-	-	17,500	2	52,498	-	52,500

Issuance of common stock for liability for stock to be issued	-	-	1,500	1	14,999	-	15,000

Issuance of common stock for incentive to enter into note payable	-	-	23,750	2	64,123	-	64,125

Vested stock options issued	-	-	-	-	48,345	-	48,345

Recognition of beneficial conversion feature on notes payable	-	-	-	-	1,091,253	-	1,091,253

Warrants issued	-	-	-	-	230,079	-	230,079

Net loss for the year	-	-	-	-	-	(2,727,698)	(2,727,698)

Balance - December 31, 2008	-	-	886,955	89	4,950,377	(6,801,635)	(1,851,169)

Issuance of common stock in conversion of convertible notes payable, interest and warrants issued in connection with the convertible notes	-	-	1,895,000	190	393,310	-	393,500

Issuance of common stock for cash			617,500	62	134,938		135,000

Issuance of common stock for services			187,500	18	52,982		53,000

Issuance of common stock in conversion of warrants	-	-	232,940	23	2,236,201	-	2,236,224

Issuance of common stock in exercies of options	-	-	100,750	10	(10)	-	-

Conversion of accrued interest to additional paid-in capital	-	-	-	-	45,913	-	45,913

Conversion of accrued expenses (related party) to additional paid-in capital	-	-	-	-	524,226	-	524,226

Net loss - InferX prior to reverse merger	-	-	-	-	-	(3,332,872)	(3,332,872)

Recapitalization due to reverse merger with Irus Group (shares have not yet been issued and are reflected in the liability section of the consolidated balance sheet as of December 31, 2009)	-	-	-	-	(9,766,416)	8,459,791	(1,306,625)

Reclassification of negative additional paid in capital to retained earnings	-	-	-	-	551,419	(551,419)	-

Stock based compensation due to granting of stock options vesting in 2009	-	-	-	-	877,060	-	877,060

Net loss for the year	-	-	-	-	-	(561,715)	(561,715)

Balance - December 31, 2009	-	$-	3,920,645	$392	$-	$(2,787,850)	$(2,787,458)

The accompanying notes are an integral part of these consolidated  financial statements.

INFERX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(561,715)	$(204,146)

Adjustments to reconcile net (loss) to net cash provided by operating activities:

Stock issued for services and liability for stock to be issued - common stock	61,909	-
Stock issued for services and liability for stock to be issued - preferred stock	200	-
Stock based compensation	877,060	-
Fair value adjustment for derivative liability	121,922	-
Amortization of computer software development costs	6,280	-
Depreciation	30,447	57,275
Cash flow effect on reverse merger with Irus Group	(56,936)	-
Change in assets and liabilities
(Increase) decrease in accounts receivable	(532,689)	100,939
(Increase) decrease in other current assets	9,989	(1,445)
Increase in accounts payable and accrued expenses	363,985	97,823
Total adjustments	882,167	254,592
Net cash provided by operating activities	320,452	50,446

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received for shares of common stock	-	-
(Decrease) in cash overdraft	-	-
Proceeds received from convertible debenture	150,000	-
(Repayment) of line of credit, net	(491,913)	-
Net cash provided by financing activities	(341,913)	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,461)	50,446

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	71,450	21,004

CASH AND CASH EQUIVALENTS - END OF PERIOD	$49,989	$71,450

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the year for interest	$19,175	$48,541
Cash paid during the year for income taxes	$-	$-

SUPPLEMENTAL INFORMATION OF NONCASH ACTIVITY
Effect of reverse merger with The Irus Group, Inc.
Fixed assets	$(25,107)	$-
Computer software costs	(71,168)	-
Accounts payable and accrued expenses	1,192,589	-
Notes payable	354,936	-
Change in common stock/additional paid in capital	(956,768)	-
Effect on retained earnings	(551,418)	-
Cash flow effect from reverse merger	$(56,936)	$-

The accompanying notes are an integral part of these consolidated financial statements.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1-            ORGANIZATION AND BASIS OF PRESENTATION

Black Nickel Acquisition Corporation I was incorporated in Delaware on May 26, 2005, and was formed as a vehicle to pursue a business combination.  From inception through October 24, 2006, Black Nickel Acquisition Corporation I, was engaged in organizational efforts and obtaining initial financing.

On May 17, 2006, Black Nickel Acquisition Corporation I entered into a letter of intent with InferX Corporation, a privately-held Virginia corporation (“InferX Virginia”), with respect to entering into a merger transaction relating to bridge financing for InferX Virginia and the acquisition of and merger with InferX Virginia.  The transaction closed on October 24, 2006.  Following the merger, Black Nickel Acquisition Corporation I effected a short-form merger of InferX Virginia with and into Black Nickel Acquisition Corp. I, pursuant to which the separate existence of InferX Virginia terminated and Black Nickel Acquisition Corp. I changed its name to InferX Corporation (“InferX” or the “Company”).

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

On March 16, 2009, the Company entered into an agreement and plan of reorganization (the “Merger Agreement”) with the Irus Group, Inc. (“Irus”) under which it intends to effect a reverse triangular merger between Irus and the Company’s wholly-owned subsidiary, Irus Acquisition Corp. (formed for the purse of completing this transaction).  The Merger Agreement was then amended on June 15, 2009 (the “First Amended and Restated Agreement”) to reflect the change in the amount of the issued shares to Irus in the transaction.

Under the terms of the First Amended and Restated Agreement, the issued and outstanding shares of Irus common stock will be automatically converted into the right to receive 56% of the issued and outstanding shares of the Company’s common stock.

The Merger Agreement also provides that, at the effective time of the Merger, the Company’s Board of Directors agrees to appoint Vijay Suri, President and CEO of the Company and have Vijay Suri fill a vacancy on its Board of Directors.  In addition, effectiveness of the Merger Agreement is conditional upon (i) the Company restructuring existing debt by converting the existing debt and warrants to common stock with the intention of having no more than 57-60 million shares of its common stock outstanding prior to a reverse split of not less than 1:10; (ii) the Company using its best efforts to reduce its accounts payable by 70%, (iii) Vijay Suri, President and CEO of The Irus executing an employment agreement with the Company, and (iv) additional customary closing conditions relating to delivery of financial statements, closing certificates as to representations and warranties, and the delivery of any required consents or government approvals.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1-            ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

In accordance with the merger, the Company on July 27, 2009 filed a Schedule 14C with the Securities and Exchange Commission.  The Schedule 14C, contained 2 proposals; to increase the authorized common shares from 75,000,000 to 400,000,000 and to reverse split the common stock on a 1:20 basis.  All share and per share amounts have been presented on a post-split basis.

On October 27, 2009, the Company and Irus completed the Merger. As consideration for the Merger, the Company is to issue 9,089,768 shares of common stock and 1,000,000 shares of preferred stock to Vijay Suri, the sole stockholder of Irus.

Irus is a consulting firm advising on the planning, implementation and development of complex business intelligence and corporate performance management systems. Irus has successfully implemented projects across a broad cross-section of clients in the government, financial services, retail, manufacturing, and telecommunications markets. Irus has provided business solutions for many large clients, including MasterCard, JP Morgan Chase, ConAgra, and the US Navy, and collaborates with a wide range of technology partners including Oracle, IBM/Cognos and Microsoft.

The Merger with Irus was accounted for as a recapitalization under the purchase method of accounting, as Irus became the accounting acquirer.  The reported amounts and disclosures contained in the consolidated financial statements are those of Irus, the operating company. In the transaction, Irus did assume the technology of the     Company as well as the liabilities.

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

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred a loss of $561,715 and $204,146 for the years ended December 31, 2009 and 2008, respectively, and has a working capital deficiency of $2,553,677 as of December 31, 2009.  The principal reasons for the recurring losses and working capital deficiency relates to the Company’s continued focus on refining its products and search for profitable government contracts.  The Company expects the negative cash flow from operations to continue its trend through the next twelve months, however continues to expand their pipeline of contracts.  These factors raise significant doubt about the ability of the Company to continue as a going concern.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1-            ORGANIZATION AND BASIS OF PRESENTATION (COINTINUED)

Going Concern (Continued)

Management’s plans to address these conditions include continued efforts to obtain government contracts as well as commercial contracts through expanding sources and new technology, and the raising of additional capital through the sale of the Company’s stock.  The Company has received some capital in the form of a convertible debenture with Street Capital in the amount of $150,000. The Company will need to raise additional capital over the next twelve months to assit them in carrying out their business plan.

The Company’s long-term success is dependent upon the obtaining of sufficient capital to fund its operations; development of its products; and launching its products to the worldwide market.  These factors will contribute to the Company’s obtaining sufficient sales volume to be profitable.  To achieve these objectives, the Company will need to raise additional capital through public or private financings or other arrangements.

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

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2-            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information.  Credit is granted to substantially all customers on an unsecured basis.  In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management has determined that as of December 31, 2009, no allowance for doubtful accounts is required.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years).  Costs of maintenance and repairs are charged to expense as incurred.

Computer Software Development Costs

During 2008, the Company capitalized certain software development costs.  The Company capitalizes the cost of software in accordance with ASC 985-20 once technological feasibility has been demonstrated, as the Company has in the past sold, leased or otherwise marketed their software, and plans on doing so in the future.  The Company capitalizes costs incurred to develop and market their privacy preserving software during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants.  Amortization of such costs is based on the greater of (1) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (2) the straight-line method over the remaining economic life of the software, typically five years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events.  The Company has not developed any software for internal use.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.  We enter into certain arrangements where we are obligated to deliver multiple products and/or services (multiple elements).  In these transactions, we allocate the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence).  The Company generates revenue from application license sales, application maintenance and support, professional services rendered to customers as well as from application management support contracts with governmental units.  The Company’s revenue is generated under time-and-material contracts and fixed-price contracts.

Our business is not seasonal in nature.  The timing of contract awards, the availability of funding from the customer, the incurrence of contract costs and unit deliveries are the primary drivers of our revenue recognition.  These factors are influenced by the federal government’s October-to-September fiscal year.  This process has historically resulted in higher revenues in the latter half of the year.  Many of our government customers schedule deliveries toward the end of the calendar year, resulting in increasing revenues and earnings over the course of the year.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2-            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

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

Concentrations

The Company has derived 93% of its revenue for the year ended December 31, 2009 from three customers.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  To date, accounts receivable have been derived from contracts with agencies of the federal government.  Accounts receivable are generally due within 30 days and no collateral is required.

Segment Reporting

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company only operates in one reporting segment as of December 31, 2009 and for the years ended December 31, 2009 and 2008.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach.  Management evaluates their tax positions on an annual basis and has determined that as of December 31, 2009 no additional accrual for income taxes is necessary.

(Loss) Per Share of Common Stock

Basic net (loss) per common share (“EPS”) is computed using the weighted average number of common shares outstanding for the period.  Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2-            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	Years Ended
	December 31,	December 31,
	2009	2008

Net (loss)	$(561,715)	$(204,146)

WWeighted-average common shares outstanding :
Basic	1,011,308	635,170
Options	3,250,000	-
Diluted	4,261,308	635,170

Basic net (loss) per share	$(0.56)	$(0.32)

Diluted net (loss) per share	$(0.56)	$(0.32)

Research and Development

Research and development expenses include payroll, employee benefits, equity compensation, and other headcount-related costs associated with product development. The Company has determined that technological feasibility for the software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred.  In addition, research and development costs have been included in the consolidated statements of operations for the years ended December 31, 2009 and 2008, respectively.

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

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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
DECEMBER 31, 2009 AND 2008

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

In accordance with ASC 855 “Subsequent Events”, the Company is required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  ASC 855 is effective for financial periods ending after June 15, 2009.  Management has evaluated subsequent events through May 21, 2010, the date the consolidated financial statements were issued.

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

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820)- Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2-            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3-            FIXED ASSETS

Fixed assets consist of the following as of December 31, 2009 and 2008, respectively:

	Estimated Useful	December 31,	December 31,
	Lives (Years)	2009	2008

Computer equipment	5	$299,915	$192,850
Office machinery and equipment	5	15,638	-
Furniture and fixtures	5	86,934	86,396
Computer software	3	14,895	11,220
Automobile	5	50,914	50,914
		468,296	341,380
Less: Accumulated depreciation		(418,574)	(286,318)

Total, net		$49,722	$55,062

Depreciation expense was $30,447 and $57,275 for the years ended December 31, 2009 and 2008, respectively.

NOTE 4-            COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs consist of the following as of December 31, 2009 and 2008, respectively:

	Estimated Useful	December 31,	December 31,
	Lives (Years)	2009	2008

Computer software development costs	5	$986,724	$-

Less: Accumulated amortization		(921,836)	(-)

Total, net		$64,888	$-

Amortization expense was $6,280 and $0 for the years ended December 31, 2009 and 2008, respectively.

The Company anticipates to fully amortize the computer software development costs in the year ending December 31, 2010.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 5-            NOTES PAYABLE

SBA Loan

On July 22, 2003, InferX and the U.S. Small Business Administration (“SBA”) entered into a Note (the “Note”) under the SBA’s Secured Disaster Loan program in the amount of $377,100.

Under the Note, InferX agreed to pay principal and interest at an annual rate of 4% per annum, of $1,868 every month commencing twenty-five (25) months from the date of the Note (commencing August 2005).  The Note matures July 2034.

InferX must comply with the default provisions contained in the Note.  InferX is in default under the Note if it does not make a payment under the Note, or if it: a) fails to comply with any provision of the Note, the Loan Authorization and Agreement, or other Loan documents; b) defaults on any other SBA loan; c) sells or otherwise transfers, or does not preserve or account to SBA’s satisfaction for, any of the collateral (as defined therein) or its proceeds; d) does not disclose, or anyone acting on their behalf does not disclose, any material fact to the SBA; e) makes, or anyone acting on their behalf makes, a materially false or misleading representation to the SBA; f) defaults on any loan or agreement with another creditor, if the SBA believes the default may materially affect the Company’s ability to pay this Note; g) fails to pay any taxes when due; h) becomes the subject of a proceeding under any bankruptcy or insolvency law; i) has a receiver or liquidator appointed for any part of their business or property; j) makes an assignment for the benefit of creditors; k) has any adverse change in financial condition or business operation that the SBA believes may materially affect the Company’s ability to pay this Note; l) dies; m) reorganizes, merges, consolidates, or otherwise changes ownership or business structure without the SBA’s prior written consent; or n) becomes the subject of a civil or criminal action that the SBA believes may materially affect InferX’s ability to pay this Note.

As of December 31, 2009, the Company has an outstanding principal balance of $354,936, of which only $545 is due within the next twelve months. Accrued interest on this note as of December 31, 2009 is $10,146.

As of December 31, 2009, the repayment schedule of the Notes Payable for the next two years and in the aggregate is:

2010	$545
2011	9,176
2012	9,511
2013	9,937
2014	10,342
Thereafter	315,425
354,936
Less: current portion	(545)

Long-term portion	$354,391

Convertible Notes

InferX had entered into several convertible notes during 2008 and 2009 with detachable warrants. Prior to the reverse merger with Irus, InferX had converted all of the convertible notes and the warrants into shares of common stock. As a result, $393,500 in convertible notes were converted into 1,895,000 shares of common stock.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 6-            LINE OF CREDIT

The Company has a line of credit with a bank in the amount of $850,000 as of December 31, 2009. The Company was outstanding $358,087 as of December 31, 2009.

The line of credit accrues interest at annual interest rates of prime plus ¼ % and renews each year for a one-year period. Interest expense for the years ended December 31, 2009 and 2008, is $19,175 and $46,953, respectively. The line of credit is secured by the Company’s accounts receivables.

NOTE 7-            CONVERTIBLE DEBENTURE

On December 23, 2009, the Company entered into a Debenture and Warrant Purchase Agreement pursuant to which Street Capital, LLC, the placement agent, agreed to use its best efforts to provide bridge financing through unnamed prospective purchasers in return for an 8% secured convertible debenture (“Debenture”) in the principal amount of $300, 000 at a conversion price of $0.20 per share of the Company’s common stock and quity participation in the form of a class A common stock purchase warrant to purchase an aggregate of up to 450,000 shares of the Company’s common stock with an exercise price of $0.20, and a class B common stock purchase warrant to purchase an aggregate of up to 120,000 shares of the Company’s common stock, with an exercise price per share equal to $0.50. The Company received only $150,000 of the $300,000 total principal on December 23, 2009, and has not received any further proceeds. The Company also entered into a Security Agreement pursuant to which ti granted to the Debenture holders a first lien against all of its assets, including its software, as security for repayment of the Debenture. As a result of the Company only raising $150,000 of the $300,000 in proceeds, they issued half of the class A and class B warrants. Interest expense for the year ended and aaccrued as of December 31, 2009 is $263.

In accordance with ASC 470-20, the Company separately accounted for the conversion feature and recognized each component of the transaction separately. As a result, the Company recognized a discount on the convertible debenture in the amount of $98,130 that will be amortized over the life of the convertible debenture which is six-months as it matures June 23, 2010. The Company will amortize the discount in the first six months of 2010.

The Company recognized the discount as a derivative liability, and in accordance with the ASC, values the derivative liability each reporting period to market. The Company has recognized a loss of $121,922 due to the beneficial conversion of the class A warrants.

NOTE 8-            STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company was incorporated on May 26, 2005, and the Board of Directors authorized 10,000,000 shares of preferred stock with a par value of $0.0001. The Company as of December 31, 2009 has authorized the issuance of 2,000,000 shares of preferred stock. 1,000,000 of the shares were authorized to be issued to Vijay Suri in connection with the Merger Agreement, and 1,000,000 shares of preferred stock were authorized to be issued to B.K. Gogia the former CEO upon his resignation as CEO. None of these shares has been issued as of December 31, 2009, however, lthe Company has recorded the value of these shares $200 (par value) as a liability for stock to be issued on the consolidated balance sheet as of December 31, 2009.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 8-            STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock

The Company was incorporated on May 26, 2005, and since then the Board of Directors authorized 75,000,000 shares of common stock with a par value of $0.0001.  On March 13, 2009, the Company’s Board of Directors approved the increase of the authorized shares of common stock to 400,000,000.

The Company as of December 31, 2009 has 3,920,645 shares of common stock issued and outstanding.

From January 1, 2009 through October 27, 2009, the period prior to the reverse merger with Irus, the following transactions occurred:

•	The Company effectuated a reverse 1:20 stock split. All shares of common stock have been reflected with the 1:20 reverse split, retroactively in accordance with SAB Topic 14C;
•	1,875,000 shares of common stock were issued in conversion of $393,500 in convertible notes, interest and warrants that were issued with the convertible notes;
•	617,500 shares of common stock were issued for cash in the amount of $135,000;
•	187.500 shares of common stock were issued for services rendered valued at $53,000;
•
232,940 shares of common stock were issued in connection with the exercise of warrants issued in the prior financing that InferX completed in 2007. The Company valued these warrants at $2,236,224, which is what the exercise price would have been had the warrants been exercised for cash. The Company provided the warrant holders a cashless exercise as a result of the Merger; and

•	100,750 shares of common stock were issued in the exercise of stock options for $0, as a result of the Merger, no cash was required.

The transactions resulted in the Company going from 886,955 shares issued and outstanding to 3,920,645 shares.

Additional items impacting equity prior to the reverse merger were:

•	Conversion of accrued interest to additional paid in capital in the amount of $45,913; and
•	Conversion of accrued compensation to related parties to additional paid in capital, as a result of their forgiveness of the accrued compensation in the amount of $524,226.

The Merger Agreement called for the Company to issue 9,089,768 shares of common stock in exchange for 100% of the shares of Irus. These shares have been authorized to be issued, yet the certificates have not been issued. The Company has recognized a liability for shares to be issued for this, and for other services that were rendered and certificates not issued for them.

Post-merger, the Company recognized $877,060 in stock based compensation relating to vested stock options issued to the officers of the Company.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 8-            STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants

The Company prior to the reverse merger with Irus, converted all of their previous issued and outstandining warrants form the private placement completed in 2007 as well as the warrants issued with the convertible notes.

The Company issued 225,000 class A warrants and 60,000 class B warrants in connection with the convertible debenture on December 23, 2009. The class A warrants have an exercise price of $0.20 per share and the class B warrants have an exercise price of $0.50 per share. All warrants have a term of 5 years. The value of the warrants at inception was $98,130 which represented the debt discount. The following is a breakdown of the warrants:

	Exercise	Date
Warrants	Price	Issued	Term
225,000	$0.20	12/23/2009	5 years
60,000	$0.50	12/23/2009	5 years
1,020,439

The warrants have a weighted average price of $0.27.

The class A warrants and class B warrants were valued utilizing the Black – Scholes method as follows:

	Class A	Class B
Stock Price	$.15	$.15
Strike Price	$.20	$.50
Expected Life of Warrant	5 yrs.	5 yrs.
Annualized Volatility	261.6%	261.6%
Discount Rate	1.25%	1.25%
Annual Rate of Quarterly Dividends	None	None

Options

Since October 2007, the Company’s Board of Directors and Shareholders approved the adoption of an option plan for a total of 5,000,000.  The Company prior to the reverse merger with Irus exercised all of the options that were outstanding at the time. Subsequent to the reverse merger, the Company issued stock options in connection with certain employment agreements. The Company granted 3,250,000 options, none of which have been exercised as of December 31, 2009. Of the stock options granted, 1,950,000 are vested.

These options all have strike prices that are equal to the market value at the time of grant. The options were valued based on the black-scholes model with the following criteria:

Stock Price	$0.15 – 0.50
Strike Price	$0.15 – 0.50
Expected Life of Option	5 yr.
Annualized Volatility	261.60%
Discount Rate	1.25%
Annual Rate of Quarterly Dividends	None

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 8-            STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Options (continued)

The value attributable to these options that vested for the year ended December 31, 2009 is $877,060 and is reflected in the consolidated statements of operations as stock based compensation.

NOTE 9-            COMMITMENTS

Rental

The Company leases office space under an operating lease that expires in July 2010.  The lease is with a related party through common ownership with the Company’s CEO. The rental is at fair value for the area in which they lease the office space. The Company pays approximately $6,000 per month of rent.

Rent expense for the years ended December 31, 2009 and 2008 was $90,669 and $80,821, respectively.

Consulting Agreements

During the years ended December 31, 2009 and 2008, the Company entered into various consulting agreements with subcontractors.  The consulting agreements are generally for periods not exceeding one year. All fees have been included on the consolidated statements of operations for the years ended December 31, 2009 and 2008.

Employment Agreements

During the year ended December 31, 2009, the Company entered into four separate employment agreements with their key executives.  The employment agreements range in years from 3 to 5, and require the Company to compensate the key executives for a base salary, as well as provide for incentive compensation. In addition, the executives were granted in total 3,250,000 stock options that vest through December 2011.

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

At December 31, 2009, deferred tax assets consist of the following:

Net operating losses	$666,122

Valuation allowance	(666,122)

$-

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 10-            PROVISION FOR INCOME TAXES (CONTINUED)

At December 31, 2009, the Company had net operating loss carry forward in the approximate amount of $1,959,183, available to offset future taxable income through 2029.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the twelve months ended December 31, 2009 and 2008 is summarized below.

	2009	2008
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	6.0	6.0
Valuation allowance	28.0	28.0
	0%	0%

NOTE 11-            RELATED PARTY TRANSACTIONS

The Company has expensed subcontractor fees in the amount of $124,000 and $287,200 for the years ended December 31, 2009 and 2008, respectively to a company owned by a relative of an officer of the Company.  In addition, the Company has outstanding fees due the President of $725,000 as of December 31, 2009 relating to past due distributions prior to the reverse merger.

NOTE 12-            FAIR VALUE MEASUREMENTS

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

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 12-            FAIR VALUE MEASUREMENTS (CONTINUED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1		Level 2		Level 3	Total

Cash	49,989		-		-	49,989

Total assets	49,989		-		-	49,989

Convertible debentures, net of discount	-		-		51,870	51,870

Embedded conversion feature and derivative		-		-	220,052	220,052

Total liabilities	-		-		51,870	51,870

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InferX Corporation

Date: May 24, 2010	By:	/s/ Vijay Suri
Vijay Suri
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 24, 2010	By:	/s/ Vijay Suri
Vijay Suri
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2010	By:	/s/ B.K. Gogia
B.K. Gogia
Director

Date: May 24, 2010	By:	/s/ Vijay Suri
Vijay Suri
Chief Financial Officer
(Principal Financial and Accounting Officer)