Form 10-Q
period 2010-03-31
INFERX CORP
filed 2010-08-10
CIK 1329548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of August 6, 2010 there were 16,042,996 outstanding shares of the registrant’s common stock, $.0001 par value.

INFERX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	MARCH 31,	DECEMBER 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash	$9,003	$49,989
Accounts receivable	1,027,990	916,641
Prepaid expenses	750	-
Total current assets	1,037,743	966,630

Fixed assets, net of depreciation	41,307	49,722

Other Assets
Other assets	6,000	6,000
Computer software development costs, net of amortization	48,666	64,888
Total other asset	54,666	70,888

TOTAL ASSETS	$1,133,716	$1,087,240

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,654,363	$2,102,644
Line of credit	350,587	358,087
Related party payable	725,000	725,000
Convertible debenture, net of debt discount of $56,633 and $98,130	93,367	51,870
Derivative liability	332,552	220,052
Liability for stock to be issued - preferred stock	200	200
Liability for stock to be issued - common stock	61,909	61,909
Current portion of notes payable, net of debt discount of $0 and $9,658	40,545	545
Total current liabilities	4,258,523	3,520,307

Long-term Liabilities
Notes payable, net of current portion, net of debt discount of $0 and $1,059	354,391	354,391

TOTAL LIABILITIES	4,612,914	3,874,698

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, 400,000,000 shares authorized and 3,920,645 shares issued and outstanding, respectively	392	392
Additional paid-in capital	-	-
Retained earnings (defict)	(3,479,590)	(2,787,850)
Total stockholders' equity (deficit)	(3,479,198)	(2,787,458)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,133,716	$1,087,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	2010	2009

REVENUE	$1,392,058	$1,443,108

COST OF REVENUES
Direct labor and other finges	296,564	256,554
Subcontractor	994,602	914,901
Other direct costs	21,977	14,288
Amortization of computer software development costs	16,222	-
Total costs of revenues	1,329,365	1,185,743

GROSS PROFIT	62,693	257,365

OPERATING EXPENSES
Indirect and overhead labor and fringes	374,527	188,324
Professional fees	108,790	7,011
Business development costs	11,357	3,824
Rent	25,350	19,285
Advertising and promotion	25,165	1,631
General and administrative	37,343	19,361
Stock based compensation	-	-
Depreciation	8,415	10,386
Total operating expenses	590,947	249,822

NET INCOME (LOSS) FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES	(528,254)	7,543

OTHER INCOME (EXPENSE)
Amortization of debt discount	(41,497)	-
Fair value adjustment on derivative liability	(112,500)	-
Interest expense, net of interest income	(9,489)	(5,594)

Total other income (expense)	(163,486)	(5,594)

NET INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(691,740)	1,949

Provision for income taxes	-	-

NET INCOME (LOSS) APPLICABLE TO SHARES	$(691,740)	$1,949

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$(0.18)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,920,645	635,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(691,740)	$1,949

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Amortization of debt discount	41,497	-
Services rendered for promissory note	40,000	-
Fair value adjustment for derivative liability	112,500	-
Amortization of computer software development costs	16,222	-
Depreciation	8,415	10,386
Change in assets and liabilities
(Increase) decrease in accounts receivable	(111,349)	(269,958)
(Increase) decrease in other current assets	(750)	(1,200)
Increase in accounts payable and accrued expenses	551,719	207,237
Total adjustments	658,254	(53,535)
Net cash provided by (used in) operating activities	(33,486)	(51,586)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(3,675)
Net cash (used in) financing activities	-	(3,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment) of line of credit, net	(7,500)	(10,000)
Net cash (used in) financing activities	(7,500)	(10,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,986)	(65,261)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	49,989	71,450

CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,003	$6,189

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the year for interest	$-	$6,916
Cash paid during the year for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2009 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

InferX was formed to develop and commercially market computer applications software systems that were initially developed by Datamat with grants from the Missile Defense Agency.Datamat was formed as a professional services research and development firm, specializing in the Department of Defense. The Company currently provides services and software to the United States government, and is in process of formalizing business plans that will enable them to provide software and services to commercial entities as well.

On March 16, 2009, the Company entered into an agreement and plan of reorganization (the “Merger Agreement”) with the Irus Group, Inc. (“Irus”) under which it intends to effect a reverse triangular merger between Irus and the Company’s wholly-owned subsidiary, Irus Acquisition Corp. (formed for the purse of completing this transaction).  The Merger Agreement was then amended on June 15, 2009 (the “First Amended and Restated Agreement”) to reflect the change in the amount of the shares issued to Irus in the transaction.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION(CONTINUED)

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

On October 27, 2009, the Company and Irus completed the Merger. As consideration for the Merger, the Company is to issue 9,089,768 shares of common stock and 1,000,000 shares of preferred stock to Vijay Suri, the sole stockholder of Irus. On June 2, 2010, the Board rescinded the 1,000,000 shares of preferred stock and issued Vijay Suri 1,000,000 shares of common stock in recognition of his personal guarantee of certain corporate debt of the Company.

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

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION(CONTINUED)

The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred a loss of $691,740 and income of $1,949 for the three months ended March 31, 2010 and 2009, respectively, and has a working capital deficiency of $3,220,780 as of March 31, 2010.The principal reasons for the recurring losses and working capital deficiency relates to the Company’s continued focus on consolidating operations directly related to the merger, as well as refining its products and search for profitable government contracts. The Company expects the negative cash flow from operations to continue its trend through the next six months, however continues to expand their pipeline of contracts. These factors raise significant doubt about the ability of the Company to continue as a going concern.

Management’s plans to address these conditions include continued efforts to obtain government contracts as well as commercial contracts through expanding sources and new technology, and the raising of additional capital through the sale of the Company’s stock. Additionally, the Company has commenced plans to reduce their liabilities by conversion of the notes payable and underlying warrants into shares of common stock.

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

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information.  Credit is granted to substantially all customers on an unsecured basis.  In determining the amount of the allowance, management is required to make certain estimates and assumptions.  Management has determined that as of March 31, 2010, no allowance for doubtful accounts is required.

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

For the three months ended March 31, 2010 and 2009, the Company recognized $16,222 and $0 of amortization expense on its capitalized software costs, respectively.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recoverability of Long-Lived Assets

The Company reviews the recoverability of our long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on our ability to recover the carrying value of long-lived assets from expected future cash flows from operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale are carried at the lower of the then current carrying value or fair value less estimated costs to sell.

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

The Company’s business is not seasonal in nature.  The timing of contract awards, the availability of funding from the customer, the incurrence of contract costs and unit deliveries are the primary drivers of our revenue recognition.  These factors are influenced by the federal government’s October-to-September fiscal year.  This process has historically resulted in higher revenues in the latter half of the year.  Many of our government customers schedule deliveries toward the end of the calendar year, resulting in increasing revenues and earnings over the course of the year.

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

Stock-Based Compensation

In 2006, the Company adopted the provisions of ASC 718-10 “Share-Based Payments” (“ASC 718-10”) which requires recognition of stock-based compensation expense for all share-based payments based on fair value.  Share-based payment transactions within the scope of ASC 718-10 include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  This adoption had no effect on the Company’s operations.  Prior to January 1, 2006, the Company measured compensation expense for all of the share-based compensation using the intrinsic value method.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

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

The Company measures compensation expense for non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.  For common stock issuances to non-employees that are fully vested and are for future periods, we classify these issuances as prepaid expenses and expense the prepaid expenses over the service period.  At no time have we issued common stock for a period that exceeds one year.

Concentrations

The Company has derived 93% of their revenue for the three months ended March 31, 2010 from two customers.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. To date, accounts receivable have been derived from contracts with agencies of the federal government. Accounts receivable are generally due within 30 days and no collateral is required.

Segment Reporting

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”.This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company only operates in one reporting segment as of March 31, 2010 and for the three months ended March 31, 2010 and 2009.

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

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach. The Company evaluates their tax positions on an annual and quarterly basis, and has determined that as of March 31, 2010 no additional accrual for income taxes is necessary.

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

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	Three Months Ended
	March 31,	March 31,
	2010	2009

Net income (loss)	$(691,740)	$1,949

Weighted-average common shares outstanding :
Basic	3,920,645	635,170
Warrants	435,000	-
Options	3,270,000	-
Diluted	7,625,645	635,170

Basic net income (loss) per share	$(0.18)	$0.00

Diluted net income (loss) per share	$(0.18)	$0.00

Research and Development

Research and development expenses include payroll, employee benefits, equity compensation, and other headcount-related costs associated with product development.  The Company has determined that technological feasibility for the software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred.  In addition, research and development costs have been included in the consolidated statements of operations for the three months ended March 31, 2010 and 2009, respectively.

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

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (continued)

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10 , (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities ”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

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

In May 2009, ASC 855, “Subsequent Events”, (“SFAS 165”), was published. ASC 855 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. ASC 855 is effective for financial periods ending after June 15, 2009.  Management has evaluated subsequent events through August 4, 2010, the date the condensed consolidated financial statements were issued.

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

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

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

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010.

The disclosures about the roll forward of information in Level 3 are required for the Company with its first interim filing in 211.  The Company does not believe this standard will impact their financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3-	FIXED ASSETS

Fixed assets consist of the following as of March 31, 2010 (unaudited) and December 31, 2009, respectively:

	Estimated Useful	March 31,	December 31
	Lives (Years)	2010	2009

Computer equipment	5	$299,915	$299,915
Office machinery and equipment	5	15,099	15,638
Furniture and fixtures	5	86,934	86,934
Computer software	3	14,895	14,895
Automobile	5	50,914	50,914
		467,757	468,296
Less: Accumulated depreciation		(426,450)	(418,574)

Total, net		$41,307	$49,722

Depreciation expense was $8,415 and $10,386 for the three months ended March 31, 2010 and 2009, respectively.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 4-	COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs consist of the following as of March 31, 2010 (unaudited) and December 31, 2009, respectively:

	Estimated Useful	March 31,	December 31,
	Lives (Years)	2010	2009

Computer software development costs	5	$986,724	$986,724

Less: Accumulated amortization		(938,058)	(921,836)

Total, net		$48,666	$64,888

Amortization expense was $16,222 and $0 for the three months ended March 31, 2010 and 2009, respectively.

Amortization expense anticipated through December 31, 2010 is as follows:

Period ended December 31:
2010	$48,666

NOTE 5-	NOTES PAYABLE

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

The Company must comply with the default provisions contained in the Note. The Company is in default under the Note if it does not make a payment under the Note, or if it: a) fails to comply with any provision of the Note, the Loan Authorization and Agreement, or other Loan documents; b) defaults on any other SBA loan; c) sells or otherwise transfers, or does not preserve or account to SBA’s satisfaction for, any of the collateral (as defined therein) or its proceeds; d) does not disclose, or anyone acting on their behalf does not disclose, any material fact to the SBA; e) makes, or anyone acting on their behalf makes, a materially false or misleading representation to the SBA; f) defaults on any loan or agreement with another creditor, if the SBA believes the default may materially affect the Company’s ability to pay this Note; g) fails to pay any taxes when due; h) becomes the subject of a proceeding under any bankruptcy or insolvency law; i) has a receiver or liquidator appointed for any part of their business or property; j) makes an assignment for the benefit of creditors; k) has any adverse change in financial condition or business operation that the SBA believes may materially affect the Company’s ability to pay this Note; l) dies; m) reorganizes, merges, consolidates, or otherwise changes ownership or business structure without the SBA’s prior written consent; or n) becomes the subject of a civil or criminal action that the SBA believes may materially affect the Company’s ability to pay this Note. The Company is not in default and current on its obligation.  The Company has accrued interest at a rate of $38.90 per day.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 5-	NOTES PAYABLE (CONTINUED)

SBA Loan (continued)

As of March 31, 2010, the Company has an outstanding principal balance of $354,936. Interest expense on the SBA loan for the three months ended March 31, 2010 and 2009 were $3,501 and $0, respectively.

Tangiers Investors, LP

On February 26, 2010, the Company entered into a Promissory Note with Tangiers Investors, LP in the amount of $40,000. The $40,000 was the value of services performed for the Company and not for cash paid. The Company has agreed to repay the note in two tranches of $20,000. The initial payment is due April 30, 2010 and the final payment is due June 30, 2010. Interest is calculated at 5% per annum.

In May 2010, upon failure of the Company to pay the initial $20,000, the Company and Tangiers Investors, LP entered into a Forbearance Agreement, which extended the due dates to June 30, 2010 and August 31, 2010, respectively, and requires the Company to issue 50,000 shares of stock to Tangiers Investors, LP.

Interest expense for the three months ended March 31, 2010 and accrued interest at March 31, 2010 related to this note is $181.

NOTE 6-	LINE OF CREDIT

The Company has a line of credit with a bank in the amount of $850,000 as of March 31, 2010. The Company has outstanding $350,587 as of March 31, 2010.

The line of credit accrues interest at annual interest rates of prime plus ¼ % and renews each year for a one-year period. Interest expense for the three months ended March 31, 2010 and 2009, is $3,380 and $5,594, respectively. The line of credit is secured by the Company’s accounts receivables.

NOTE 7-	CONVERTIBLE DEBENTURE

On December 23, 2009, the Company entered into a Debenture and Warrant Purchase Agreement pursuant to which Street Capital, LLC, the placement agent, agreed to use its best efforts to provide bridge financing through unnamed prospective purchasers in return for an 8% secured convertible debenture (“Debenture”) in the principal amount of $300, 000 at a conversion price of $0.20 per share of the Company’s common stock and quity participation in the form of a class A common stock purchase warrant to purchase an aggregate of up to 450,000 shares of the Company’s common stock with an exercise price of $0.20, and a class B common stock purchase warrant to purchase an aggregate of up to 120,000 shares of the Company’s common stock, with an exercise price per share equal to $0.50. On July 9, 2010, the exercise price was changed to $0.20 as the Company failed to convert or repay the instrument by the due date of June 23, 2010. The Company received only $150,000 of the $300,000 total principal on December 23, 2009, and has not received any further proceeds.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 7-	CONVERTIBLE DEBENTURE (CONTINUED)

The Company also entered into a Security Agreement pursuant to which ti granted to the Debenture holders a first lien against all of its assets, including its software, as security for repayment of the Debenture. As a result of the Company only raising $150,000 of the $300,000 in proceeds, they issued half of the class A and class B warrants. Interest expense for the three months ended and accrued as of March 31, 2010 is $2,959 and $0, respectively.

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

The Company recognized the discount as a derivative liability, and in accordance with the ASC, values the derivative liability each reporting period to market. The Company has recognized a loss of $112,500 in the three months ended March 31, 2010 due to the beneficial conversion of the various instruments.

NOTE 8-	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company was incorporated on May 26, 2005, and the Board of Directors authorized 10,000,000 shares of preferred stock with a par value of $0.0001. The Company as of December 31, 2009 has authorized the issuance of 2,000,000 shares of preferred stock. 1,000,000 of the shares were authorized to be issued to Vijay Suri in connection with the Merger Agreement, and 1,000,000 shares of preferred stock were authorized to be issued to B.K. Gogia the former CEO upon his resignation as CEO. None of these shares has been issued as of March 31, 2010, however, the Company has recorded the value of these shares $200 (par value) as a liability for stock to be issued on the consolidated balance sheet as of March 31, 2010. The Company and Vijay Suri and BK Gogia on June 2, 2010, agreed to rescind the issuance of the preferred stock. As a result of the recession, the Company and its officers agreed to issue them each 1,000,000 shares of common stock for their personal guarantees of certain debt of the Company.

Common Stock

The Company was incorporated on May 26, 2005, and since then the Board of Directors authorized 75,000,000 shares of common stock with a par value of $0.0001. On March 13, 2009, the Company’s Board of Directors approved the increase of the authorized shares of common stock to 400,000,000.

The Company as of March 31, 2010 had 3,920,645 shares of common stock issued and outstanding.

During the three months ended March 31, 2010 the Company has not issued any shares of common stock.

From January 1, 2009 through October 27, 2009, the period prior to the reverse merger with Irus, the following transactions occurred:

•	The Company effectuated a reverse 1:20 stock split. All shares of common stock have been reflected with the 1:20 reverse split, retroactively in accordance with SAB Topic 14C;

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 8-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (continued)

•	1,875,000 shares of common stock were issued in conversion of $393,500 in convertible notes, interest and warrants that were issued with the convertible notes;
•	617,500 shares of common stock were issued for cash in the amount of $135,000;
•	187.500 shares of common stock were issued for services rendered valued at $53,000;
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

Post-merger, the Company recognized $877,060 in stock based compensation (for the year ended December 31, 2009) relating to vested stock options issued to the officers of the Company.

Warrants

The Company prior to the reverse merger with Irus, converted all of their previous issued and outstanding warrants form the private placement completed in 2007 as well as the warrants issued with the convertible notes.

The Company issued 225,000 class A warrants and 60,000 class B warrants in connection with the convertible debenture on December 23, 2009. The class A warrants have an exercise price of $0.20 per share and the class B warrants have an exercise price of $0.50 per share. All warrants have a term of 5 years. The value of the warrants at inception was $98,130 which represented the debt discount. The Class B warrants exercise price was amended on July 9, 2010 to a price of $0.20 due to the Company’s failure to convert or repay the instrument by June 23, 2010.

The Company also issued 150,000 warrants to an investment banker to try and raise the Company funds. The warrants have an exercise price of $0.20 per share and expire in 5 years. These warrants vest in June 2010, and have not been recorded as of March 31, 2010 in stock-based compensation.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 8-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants (Continued)

The following is a breakdown of the warrants:

	Exercise	Date
Warrants	Price	Issued	Term
225,000	$0.20	12/23/2009	5 years
60,000	$0.50	12/23/2009	5 years
150,000	$0.20	1/26/2010	5 years

The warrants have a weighted average price of $0.25.

The class A warrants and class B warrants were valued utilizing the Black – Scholes method as follows:

	Class A	Class B
Stock Price	$.15	$.15
Strike Price	$.20	$.50
Expected Life of Warrant	5 yrs.	5 yrs.
Annualized Volatility	261.6%	261.6%
Discount Rate	1.25%	1.25%
Annual Rate of Quarterly Dividends	None	None

Options

Since October 2007, the Company’s Board of Directors and Shareholders approved the adoption of an option plan for a total of 5,000,000.  The Company prior to the reverse merger with Irus exercised all of the options that were outstanding at the time. Subsequent to the reverse merger, the Company issued stock options in connection with certain employment agreements. The Company granted 3,250,000 options, none of which have been exercised as of December 31, 2009. Of the stock options granted, 2,950,000 are vested.  In the three months ended March 31, 2010, the Company granted 20,000 stock options to an employee which vest two years from the grant date in January 2012.

These options all have strike prices that are equal to the market value at the time of grant. The options were valued based on the black-scholes model with the following criteria:

Stock Price	$0.15 – 0.50
Strike Price	$0.15 – 0.50
Expected Life of Option	5 yr.
Annualized Volatility	261.60%
Discount Rate	1.25%
Annual Rate of Quarterly Dividends	None

The value attributable to these options that vested for the three months ended March 31, 2010 and 2009 is $0 and $0, respectively and is reflected in the consolidated statements of operations as stock based compensation.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 9-	COMMITMENTS

Office Lease

The Company leases office space in Virginia pursuant to a lease with a related party through common ownership which expires in 2010. The lease provides for an annual rental of approximately $78,000.

Rent expense for the three months ended March 31, 2010 and 2009 was $23,500 and $18,000, respectively.

Consulting Agreements

The Company has entered into consulting agreements with marketing and strategic consulting groups with terms that do not exceed one year. These companies are to be paid fees for the services they perform. The Company has included these fees in their condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009.

On January 26, 2010, the Company entered into an agreement with Coady Diemar Partners, LLC, an investment banker in connection with investment banking services. Pursuant to the agreement, Coady Diemar Partners, LLC will receive a retainer of $30,000 payable in two tranches of $15,000 and receive 150,000 warrants as well as receive an 8% fee on amounts raised. The term of the agreement is one-year. The warrants did not vest until June 2010.

Employment Agreements

During the year ended December 31, 2009, the Company entered into four separate employment agreements with their key executives.  The employment agreements range in years from 3 to 5, and require the Company to compensate the key executives for a base salary, as well as provide for incentive compensation. In addition, the executives were granted in total 3,250,000 stock options that vest through December 2011. The Company also entered into another employment agreement in January 2010 which granted an additional 20,000 options to an employee. This agreement was for a period of two years.

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

At March 31, 2010, deferred tax assets consist of the following:

Net operating losses	$863,064

Valuation allowance	(863,064)

$-

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 10-	PROVISION FOR INCOME TAXES (CONTINUED)

At March 31, 2010, the Company had net operating loss carryforward in the approximate amount of $2,538,423, available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended March 31, 2010 and 2009 is summarized below.

	2010	2009
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	6.0	6.0
Valuation allowance	28.0	28.0
	0%	0%

NOTE 11-	RELATED PARTY TRANSACTIONS

The Company has expensed subcontractor fees in the amount of $0 and $56,500 for the three months ended March 31, 2010 and 2009, respectively to a company owned by a relative of an officer of the Company.  In addition, the Company has outstanding fees due the President of $725,000 as of March 31, 2010 relating to past due distributions prior to the reverse merger.

NOTE 12-	MAJOR CUSTOMER

The Company has derived 93% of its revenue and accounts receivable as of and for the three months ended March 31, 2010 and 2009 respectfully from two and three customers, respectively.

NOTE 13-	FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 13-	FAIR VALUE MEASUREMENTS (CONTINUED)

	Level 1		Level 2		Level 3	Total

Cash	9,003		-		-	9,003

Total assets	9,003		-		-	9,003

Convertible debentures, net of discount	-		-		93,367	93,367

Embedded conversion feature and derivative		-		-	332,552	332,552

Total liabilities	-		-		425,919	425,919

NOTE 14-	SUBSEQUENT EVENTS

The Company’s board of directors approved the addition of two members to its Board of Advisors. Each of these members will provide assistance to the Company with respect to their healthcare solution and predictive technology to prospective banking, insurance and healthcare customers. As consideration for the placement on the Board of Advisors, the Company has granted those options under their 2007 Stock Incentive Plan that vest over a two-year period of time commencing in May 2010. In addition, the advisors will receive quarterly cash payments for services rendered.

In June 2010, the Company entered into a consulting agreement with a company to provide financial services and locate potential investment opportunities. The term of the agreement is for one-year, and the consultant will receive monthly payments of $7,500 as well as be issued 300,000 shares of restricted common stock , and 900,000 warrants that vest over the one-year period and upon certain financing criteria being met. None of the warrants have vested as of March 31, 2010.

In April 2010, the Company granted 4,500,000 warrants to BK Gogia for his assistance in advancing the Company’s business plan. The warrants, which are five-year warrants with an exercise price of $0.20, vest upon certain criteria being met. The criteria include financing, as well as the execution of contracts and recognition of revenue from those contracts.

In April 2010, the Company agreed to issue 300,000 warrants to an individual for partial recognition of past services currently accrued for. The warrants are five-year warrants with an exercise price of $0.20.

In April 2010, the Company entered into two separate promissory notes with Vijay Suri who loaned the Company a total of $26,000 on April 16, 2010 and $24,600 on April 30, 2010. Payments of $1,000 per month commence July 1, 2010 for five months and the balance due on December 1, 2010. Interest is calculated at 1.5% per annum, escalating to 2.5% per month should the monthly $1,000 payments not be made timely.

In May 2010, the Company entered into a Forbearance Agreement with Tangiers Investors, LP as the Company failed to make the required initial payment of $20,000. The Forbearance Agreement extended the due date of the $40,000 Promissory Note to June 30, 2010 ($20,000) and August 31, 2010 ($20,000) and requires the Company to issue 50,000 shares of common stock.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 14-	SUBSEQUENT EVENTS (CONTINUED)

In June 2010, Vijay Suri and BK Gogia agreed to rescind the 1,000,000 shares of preferred stock that are owed to them, and the Company agreed to issue them each 1,000,000 shares of common stock. The shares of common stock are to be issued to these individuals for their personal guarantees on certain debt of the Company.

In June 2010, a vendor of the Company agreed to convert their accounts payable into 90,083 shares of common stock.

The convertible debenture matured in June 2010, without conversion or repayment. The Company entered into an Amendment to Debenture and Warrants which extended the due date of the debentures from June 2010 to August 31, 2010 and amended the exercise price of the Class B warrants from $0.50 to $0.20.

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

Historically, we have derived nearly all of our sales revenues under federal government contracts. Under these contracts, we performed research and development that enabled us to retain ownership of the intellectual property, which led to the creation of our current products. Due to the relatively small and uncertain margins associated with fixed price government contracts and the inherent limit of the market size, in fiscal 2002 we began to develop our software as a commercial product, concentrating on building specific applications that we believed would meet the needs of potential new customers. In fiscal 2003-2004, we sold two commercial licenses. However, since fiscal 2004, all of our revenues have derived from government contracts. Currently, we have one contract with the Missile Defense Agency to develop a prototype application of our software.

On October 27, 2009 we merged with The Irus Group, Inc., a company providing consulting services in the business intelligence (“BI”) market. The Irus Group specialized in the planning, implementation and development of complex BI and corporate performance management solutions for government, financial services, retail and healthcare clients.  Since its founding in 1996, The Irus Group has conducted engagements for over 200 clients, including MasterCard, JP Morgan Chase, ConAgra, US Navy, US Army, US Air Force, and the Peace Corps.  We initiated the merger both to obtain additional financial support in advance of the full roll out of our enterprise software solutions and to serve as a source of sales leads for our PA enterprise software product.  We believe that ourPA product suite has been enhanced with Irus’ BI expertise and is being offered through Irus’ consulting relationships as a large scale enterprise solution for the three targeted verticals – health care, financial services and the public sector.

Driving Operational Efficiency

We have implemented an ongoing program to optimize efficiency and reduce cost across the company. As part of those efforts, we are continuing to execute on our multi-year program to consolidate core functions in order to reduce our IT spending and operational costs. In addition, we are continuing to implement the restructuring plan announced in the fourth quarter of fiscal 2009 to optimize the cost structure of our business.

Investing for Growth through Innovation

We are investing some of the savings derived from our efficiency initiatives for growth.  For example, we are increasing our sales coverage to better address the markets that we cover, including further expansion in markets such as Healthcare research.  We are creating innovative new products and developing new channels to connect with our customers, particularly within the healthcare in government business area. We are able to do this due to unique offering of our product suites:

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

Recoverability of Long-Lived Assets

We review the recoverability of its long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment.  The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis.  If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.  Fixed assets to be disposed of by sale are carried at the lower of the then current carrying value or fair value less estimated costs to sell.

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

We measure compensation expense for non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".   The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.  For common stock issuances to non-employees that are fully vested and are for future periods, we classify these issuances as prepaid expenses and expense the prepaid expenses over the service period.At no time have we issued common stock for a period that exceeds one year.

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach. We evaluate our tax positions on an annual basis, and have determined that no additional accrual for income taxes is necessary.

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

In February 2007, ASC 825-10 , “The Fair Value Option for Financial Assets and Financial Liabilities” (“ASC 825-10”), was issued. This included an amendment of ASC 320-10, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

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

In March 2008, ASC 815, Disclosures about Derivative Instruments and Hedging Activities ” (“ASC 815”), was issued. ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

In April 2008, ASC 350, “Determination of the Useful Life of Intangible Assets” , (“ASC 350”), was issued. ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance is used for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350 will materially impact our financial position, results of operations or cash flows.

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

In June 2008, ASC 470-20-65, “Transition Guidance for Conforming Changes to, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” , (“ASC 470-20-65”), was issued. ASC 470-20-65 is effective for years ending after December 15, 2008. The overall objective of ASC 470-20-65 is to provide for consistency in application of the standard. The Company has computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements and does not believe that ASC 470-20-65 will have a material effect on that accounting.

In May 2009, ASC 855, “Subsequent Events” , (“SFAS 165”), was published. ASC 855 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. ASC 855 is effective for financial periods ending after June 15, 2009.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, “ Fair Value Measurement and Disclosures (Topic 820)” (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, “ Fair Value Measurements and Disclosures – Overall” , for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

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

Three Months Ended March 2010 and 2009

Revenue for the three months ended March 31, 2010 was $1,392,058, a 3.67% decrease from $1,443,108 for the same period in 2009. This was a result of having no new contracts during the three months ended March 31, 2010.

Costs of revenues for the three months ended March 31, 2010 were $1,329,365, a 10.8% increase from $1,185,743 for the same period in 2009.  The increase resulted primarily from a result of the amortization for computer software development costs and the addition of other direct costs as there were no new contracts during the three months ended March 31, 2010.  Costs of revenues for the three months ended March 31, 2010 compared to the same period in 2009 increased by $143,622 to $1,392,058 compared to $1,443,108 for the same period in 2009.

Operating expenses for the three months ended March 31, 2010, which include indirect labor, professional fees, travel, rent, general and administrative, stock issued for services, stock based compensation, and depreciation, increased $341,125 to $590,947 for the three month period ended March 31, 2010 from $249,822 for the same period in 2009.  This represents an increase of 55% and is primarily a result of an increase in accrued salary and accounting fees related to yearly and quarterly audits.  Depreciation also decreased by $1,971 as certain fixed assets became fully depreciated and no fixed assets were acquired during the three months ending March 31, 2010.

Interest expense increased for the three months ended March 31, 2010 to $9,489 compared to $5,594 for the three months ended March 31, 2009 primarily due to interest having to be paid on the debenture note and SBA loan in 2010 and not in 2009.

Liquidity and Capital Resources

We had cash of $9,003 and a working capital deficit of $3,220,780 as of March 31, 2010.  During the three months ended March 31, 2010, we used approximately $33,500 of cash from our operations.  Operations were funded primarily from the consulting revenue generated in the three month period.

We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses in light of the merger during the fourth quarter of 2009 with The Irus Group. We are currently expending approximately $400,000 per month to support our operations, and under our current business plan that anticipates post-merger expenditures of approximately $35,000 per month for the next six months. We expect to raise additional financing through the sale of our common stock during the second half of fiscal 2010 to supplement the cash generated from the services that are provided through contract backlog that we believe will be sufficient to fund our operations through the end of the second quarter of 2010. If we are unable to generate sufficient cash through the sale of our stock it will be necessary for us to significantly reduce expenses to stay in business. Although we believe the additional capital we will require will be provided through one of these sources, we cannot assure you that we will be successful in these financing efforts or find financing at acceptable prices. Our failure to generate such revenue, reduce expenses or obtain necessary financing could impair our ability to stay in business and raises substantial doubt about our ability to remain as a going concern.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4T.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act” )) as of March 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective due to the existence of material weaknesses in our internal control over financial reporting discussed in our Annual Report on Form 10-K for the quarter ended December 31, 2009 and which remain unremediated.

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

We face intense competition.

Our business is rapidly evolving and intensely competitive, and is subject to changing technology, shifting user needs, and frequent introductions of new products and services. We have many competitors from different industries, including providers of online products and services. Our current and potential competitors range from large and established companies to emerging start-ups. Established companies have longer operating histories and more established relationships with customers and end users, and they can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing aggressively in research and development, and competing aggressively for customers and market share. Emerging start-ups may be able to innovate and provide products and services faster than we can. If our competitors are more successful than we are in developing compelling products or in attracting and retaining clients, our revenues and growth rates could decline.

If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on providing products and services that make using our technology a more useful and business impactful experience for our customers. Our competitors are constantly developing innovations in technology embedded in their products and services. As a result, we must continue to invest significant resources in research and development in order to enhance our predictive analytics technology and our existing products and services and introduce new products and services solutions that people can easily and effectively use. If we are unable to provide quality products and services, then our users may become dissatisfied and move to a competitor’s products and services. In addition, these new products and services may present new and difficult technology challenges, and our operating results would also suffer if our innovations are not responsive to the needs of our users and or are not effectively brought to market. This may force us to compete in different ways and expend significant resources in order to remain competitive.

We generate our revenues almost entirely from federal government contracts, and the reduction in spending by or loss of government contracts could seriously harm our business.

We generated 93% of our revenues in 2009 and 93% of our revenues in the first quarter of 2010 from our federal government contracts.  The federal government can generally terminate their contracts with us at any time, without cause, for the benefit and convenience of the government.

Interruption or failure of our information technology and communications systems could hurt our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.

The availability of our products and services depends on the continuing operation of our information technology and communications systems. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks, or other attempts to harm our systems. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. In addition, our products and services are highly technical and complex and may contain errors or vulnerabilities. Any errors or vulnerabilities in our products and services, or damage to or failure of our systems, could result in interruptions in delivery of our products and services, which could reduce our revenues and profits, and damage our brand.

If we were to lose the services of B.K. Gogia, Vijay Suri, Dr. Jerzy Bala, or Ray Piluso, or other members of our senior management team, we may not be able to execute our business strategy.

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our CEO, Vijay Suri, and B.K. Gogia our Chairman, Dr. Jerzy Bala, our Chief Technology Officer, and Ray Piluso, are critical to the overall management of InferX Corporation as well as the development of our technology, our culture, and our strategic direction. The loss of any of our management or key personnel could seriously harm our business.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel, hire qualified personnel, or maintain our corporate culture, we may not be able to grow effectively.

Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense, and certain of our competitors have directly targeted our employees. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

In addition, we believe that our corporate culture fosters innovation, creativity, and teamwork. As our organization grows, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our future success.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

The Company’s board of directors approved the addition of two members to its Board of Advisors. Each of these members will provide assistance to the Company with respect to their healthcare solution and predictive technology to prospective banking, insurance and healthcare customers. As consideration for the placement on the Board of Advisors, the Company has granted them options under their 2007 Stock Incentive Plan that vest over a two-year period of time commencing in May 2010. In addition, the advisors will receive quarterly cash payments for services rendered.

In June 2010, the Company entered into a consulting agreement with a company to provide financial services and locate potential investment opportunities. The term of the agreement is for one-year, and the consultant will receive monthly payments of $7,500 as well as be issued 300,000 shares of restricted common stock , and 900,000 warrants that vest over the one-year period and upon certain financing criteria being met. None of the warrants have vested as of March 31, 2010.

In April 2010, the Company granted 4,500,000 warrants to BK Gogia for his assistance in advancing the Company’s business plan. The warrants, which are five-year warrants with an exercise price of $0.20, vest upon certain criteria being met. The criteria include financing, as well as the execution of contracts and recognition of revenue from those contracts.

In April 2010, the Company agreed to issue 300,000 warrants to an individual for partial recognition of past services currently accrued for. The warrants are five-year warrants with an exercise price of $0.20.

In April 2010, the Company entered into two separate promissory notes with Vijay Suri who loaned the Company a total of $26,000 on April 16, 2010 and $24,600 on April 30, 2010. Payments of $1,000 per month commence July 1, 2010 for five months and the balance due on December 1, 2010. Interest is calculated at 1.5% per annum, escalating to 2.5% per month should the monthly $1,000 payments not be made timely.

In May 2010, the Company entered into a Forbearance Agreement with Tangiers Investors, LP as the Company failed to make the required initial payment of $20,000 in connection with consulting services provided by Tangiers Investors, LP to the Company. The Forbearance Agreement extended the due date of the $40,000 Promissory Note to June 30, 2010 ($20,000) and August 31, 2010 ($20,000) and requires the Company to issue 50,000 shares of common stock.

In June 2010, Vijay Suri and BK Gogia agreed to rescind the 1,000,000 shares of preferred stock that are owed to them, and the Company agreed to issue them each 1,000,000 shares of common stock. The shares of common stock are to be issued to these individuals for their personal guarantees on certain debt of the Company.

In June 2010, a vendor of the Company agreed to convert its accounts payable into 90,083 shares of common stock.

The convertible debenture in the principal amount of $150,000 in connection with the bridge financing of up to $300,000 matured in June 2010 without conversion or repayment. The Company entered into an Amendment to Debenture and Warrants which extended the due date of the debentures from June 2010 to August 31, 2010 and amended the exercise price of the Class B warrants from $0.50 to $0.20.

Except as otherwise noted, the securities described in this Item were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act. Each such issuance was made pursuant to individual contracts that are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about the Company to make an informed investment decision. Among this information was the fact that the securities were restricted securities.

Item 6.   Exhibits.

10.1	Amendment to Debenture and Warrants dated July 7, 2010

31.1	Certification of the Principal Executive, Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2010	InferX Corporation

	By:	/s/ Vijay Suri
Vijay Suri, President and CEO
(Principal Executive, Financial and
Accounting Officer)