Form 10-Q
period 2010-06-30
INFERX CORP
filed 2010-08-23
CIK 1329548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 20, 2010 there were 16,042,996 outstanding shares of the registrant’s common stock, $.0001 par value.

INFERX CORPORATION
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and June 30, 2009	F-2
Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2010 and June 30, 2009(Unaudited)	F-3
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and June 30, 2009(Unaudited)	F-4
Notes to Condensed Consolidated Financial Statements	F-5

INFERX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	JUNE 30,	DECEMBER 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$59,165	$49,989
Accounts receivable	782,399	916,641
Prepaid expenses	12,350	-
Total current assets	853,914	966,630

Fixed assets, net of depreciation	34,952	49,722

Other Assets
Other assets	6,000	6,000
Computer software development costs, net of amortization	32,444	64,888
Total other asset	38,444	70,888

TOTAL ASSETS	$927,310	$1,087,240

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,387,668	$2,102,644
Line of credit	341,587	358,087
Related party payable	725,000	725,000
Notes payable - related party	50,600	-
Convertible debenture, net of debt discount of $64,809 and $98,130	195,191	51,870
Derivative liability	272,179	220,052
Liability for stock to be issued - preferred stock	-	200
Liability for stock to be issued - common stock	84,717	61,909
Current portion of notes payable, net of debt discount of $0 and $9,658	46,537	545
Total current liabilities	4,103,479	3,520,307

Long-term Liabilities
Notes payable, net of current portion, net of debt discount of $0 and $1,059	348,399	354,391

TOTAL LIABILITIES	4,451,878	3,874,698

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and
no shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, 400,000,000 shares authorized and
13,452,913 and 3,920,645 shares issued and outstanding, respectively	1,345	392
Additional paid-in capital	227,743	-
Retained earnings (defict)	(3,753,656)	(2,787,850)
Total stockholders' equity (deficit)	(3,524,568)	(2,787,458)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$927,310	$1,087,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)
REVENUE	$1,316,607	$2,428,880	$2,708,665	$3,871,988

COST OF REVENUES
Direct labor and other finges	322,719	191,238	619,283	447,792
Subcontractor	808,699	1,228,117	1,803,301	2,143,018
Other direct costs	24,031	74,271	46,008	88,559
Amortization of computer software development costs	16,222	-	32,444	-
Total costs of revenues	1,171,671	1,493,626	2,501,036	2,679,369

GROSS PROFIT	144,936	935,254	207,629	1,192,619

OPERATING EXPENSES
Indirect and overhead labor and fringes	267,797	143,206	642,321	331,530
Professional fees	13,598	35,139	122,388	42,150
Business development costs	(1,751)	8,703	9,606	12,527
Rent	21,258	25,329	46,608	44,614
Advertising and promotion	1,875	2,174	27,040	3,805
General and administrative	38,057	41,449	75,400	60,810
Stock based compensation	119,051	-	119,051	-
Depreciation	6,354	10,644	14,769	21,030
Total operating expenses	466,239	266,644	1,057,183	516,466

NET INCOME (LOSS) FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES	(321,303)	668,610	(849,554)	676,153

OTHER INCOME (EXPENSE)
Amortization of debt discount	(63,819)	-	(105,316)	-
Fair value adjustment on derivative liability	132,368	-	19,868	-
Interest expense, net of interest income	(21,315)	(4,627)	(30,804)	(10,221)

Total other income (expense)	47,234	(4,627)	(116,252)	(10,221)

NET INCOME (LOSS) FROM OPERATIONS BEFORE
PROVISION FOR INCOME TAXES	(274,069)	663,983	(965,806)	665,932

Provision for income taxes	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO SHARES	$(274,069)	$663,983	$(965,806)	$665,932

NET INCOME (LOSS) PER BASIC SHARES	$(0.02)	$0.75	$(0.16)	$0.75
NET INCOME (LOSS) PER DILUTED SHARES	$(0.02)	$0.22	$(0.16)	$0.23

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC	8,215,403	886,926	6,079,888	886,926

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED	8,215,403	2,953,115	6,079,888	2,953,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(965,806)	$665,932

Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:

Stock based compensation	62,051	-
Amortization of debt discount	105,316	-
Services rendered for promissory note	40,000	-
Fair value adjustment for derivative liability	(19,868)	-
Amortization of computer software development costs	32,444	-
Depreciation	14,769	21,030
Change in assets and liabilities
(Increase) decrease in accounts receivable	134,243	(950,471)
(Increase) decrease in other current assets	(12,350)	(4,500)
Increase in accounts payable and accrued expenses	407,777	348,072
(Decrease) in liability for stock to be issued	66,500	-
Total adjustments	830,882	(585,869)
Net cash provided by (used in) operating activities	(134,924)	80,063

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(3,675)
(Increase) in note receivable		(18,255)
Net cash (used in) financing activities	-	(21,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment) of line of credit, net	(16,500)	(32,500)
Proceeds from notes payable - related parties	50,600
Proceeds received from convertible debentures	110,000
Net cash provided by (used in) financing activities	144,100	(32,500)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,176	25,633

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	49,989	71,450

CASH AND CASH EQUIVALENTS - END OF PERIOD	$59,165	$97,083

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the period for interest	$-	$10,221
Cash paid during the period for income taxes	$-	$-

SUPPLEMENTAL INFORMATION OF NONCASH ACTIVITY
Stock issued for liability to issue common shares	$43,692	$-
Warrants issued for settlement of accounts payable	$104,736	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

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

InferX was formed to develop and commercially market computer applications software systems that were initially developed by Datamat with grants from the Missile Defense Agency.  Datamat was formed as a professional services research and development firm, specializing in the Department of Defense. The Company provided services and software to the United States government and to commercial entities as well.

On March 16, 2009, the Company entered into an agreement and plan of reorganization (the “Merger Agreement”) with the Irus Group, Inc. (“Irus”) under which it effected a reverse triangular merger between Irus and the Company’s wholly-owned subsidiary, Irus Acquisition Corp. (formed for the purse of completing this transaction).  The Merger Agreement was then amended on June 15, 2009 (the “First Amended and Restated Agreement”) to reflect the change in the amount of the shares issued to Irus in the transaction.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION(CONTINUED)

Under the terms of the First Amended and Restated Agreement, the issued and outstanding shares of Irus common stock was automatically converted into the right to receive 56% of the issued and outstanding shares of the Company’s common stock.

The Merger Agreement also provides that, at the effective time of the Merger, the Company’s Board of Directors agreed to appoint Vijay Suri, President and CEO of the Company and have Vijay Suri fill a vacancy on its Board of Directors. In addition, effectiveness of the Merger Agreement is conditional upon (i) the Company restructuring existing debt by converting the existing debt and warrants to common stock with the intention of having no more than 57-60 million shares of its common stock outstanding prior to a reverse split of not less than 1:10; (ii) the Company using its best efforts to reduce its accounts payable by 70%, (iii) Vijay Suri, President and CEO of The Irus Group executing an employment agreement with the Company, and (iv) additional customary closing conditions relating to delivery of financial statements, closing certificates as to representations and warranties, and the delivery of any required consents or government approvals.

In accordance with the merger, the Company on July 27, 2009 filed a Schedule 14C with the Securities and Exchange Commission. The Schedule 14C, contained two proposals; to increase the authorized common shares from 75,000,000 to 400,000,000 and to reverse split the common stock on a 1:20 basis. All share and per share amounts have been presented on a post-split basis.

On October 27, 2009, the Company and Irus completed the Merger. As consideration for the Merger, the Company issued 9,089,768 shares of common stock and 1,000,000 shares of preferred stock to Vijay Suri, the sole stockholder of Irus. On June 2, 2010, the Board rescinded the 1,000,000 shares of preferred stock and issued Vijay Suri 1,000,000 shares of common stock in recognition of his personal guarantee of certain corporate debt of the Company, which are still owed to him and are reflected as a liability for stock to be issued as of June 30, 2010.

Irus was a consulting firm advising on the planning, implementation and development of complex business intelligence and corporate performance management systems. Irus has successfully implemented projects across a broad cross-section of clients in the government, financial services, retail, manufacturing, and telecommunications markets. Irus has provided business solutions for many large clients, including MasterCard, JP Morgan Chase, ConAgra, and the US Navy, and collaborated with a wide range of technology partners including Oracle, IBM/Cognos and Microsoft.

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
JUNE 30, 2010 AND 2009

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred a loss of $983,037 for the six months ended June 30, 2010, and has a working capital deficiency of $3,266,796 as of June 30, 2010. The principal reasons for the recurring losses and working capital deficiency relates to the Company’s continued focus on consolidating operations directly related to the merger, as well as refining its products and search for profitable government contracts and the continued uncertainty in the commercial market due to the recent national down-turn in business and available capital. The Company expects the negative cash flow from operations to continue its trend through the next six months, however continues to expand their pipeline of contracts. These factors raise significant doubt about the ability of the Company to continue as a going concern.

Management’s plans to address these conditions include continued efforts to expand current and obtain new government contracts, as well as commercial contracts through expanding sources and new technology, and the raising of additional capital through the sale of the Company’s stock. Additionally, the executive management team has put into place an aggressive cost and expense spending plan to identify and eliminate costs which are directly impacting profitability.

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

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information.  Credit is granted to substantially all customers on an unsecured basis.  In determining the amount of the allowance, management is required to make certain estimates and assumptions.  Management has determined that as of June 30, 2010, no allowance for doubtful accounts is required.

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

For the six months ended June 30, 2010 and 2009, the Company recognized $32,444 and $0 of amortization expense on its capitalized software costs, respectively.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.  We enter into certain arrangements where we are obligated to deliver multiple products and / or services (multiple elements).  In these transactions, we allocate the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence).  The Company generates revenue from application license sales, application maintenance and support, professional services rendered to customers as well as from application management support contracts with commercial and governmental units.  The Company’s revenue is generated under time-and-material contracts and fixed-price contracts.

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
JUNE 30, 2010 AND 2009

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

Concentrations

For the six months ended June 30, 2010 the Company has derived 92% of their revenue from three customers.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  To date, accounts receivable have been derived from contracts with agencies of the federal government.  Accounts receivable are generally due within 30 days and no collateral is required.

Segment Reporting

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company only operates in one reporting segment as of June 30, 2010 and for the six months ended June, 2010 and 2009.

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
June 30, 2010 AND 2009

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach. The Company evaluates their tax positions on an annual and quarterly basis, and has determined that as of June 30, 2010 no additional accrual for income taxes is necessary.

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

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	Six Months Ended
	June 30,	June 30,
	2010	2009

Net income (loss)	$(983,037)	$665,932

Weighted-average common shares outstanding :
Basic	6,079,888	886,926
Convertible notes	-	945,000
Warrants	6,344,000	1,020,439
Options	3,870,000	100,750
Diluted	16,293,888	2,953,115

Basic net income (loss) per share	$(0.16)	0.75

Diluted net income (loss) per share	$(0.16)	0.23

Research and Development

Research and development expenses include payroll, employee benefits, equity compensation, and other headcount-related costs associated with product development.  The Company has determined that technological feasibility for the software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred.  In addition, research and development costs have been included in the consolidated statements of operations for the six months ended June 30, 2010 and 2009, respectively.

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
JUNE 30, 2010 AND 2009

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

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

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

In May 2009, ASC 855, “Subsequent Events”, (“SFAS 165”), was published. ASC 855 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. ASC 855 is effective for financial periods ending after June 15, 2009.  Management has evaluated subsequent events through August 23, 2010, the date the condensed consolidated financial statements were issued.

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
JUNE 30, 2010 AND 2009

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

NOTE 3-	FIXED ASSETS

Fixed assets consist of the following as of June 30, 2010 (unaudited) and December 31, 2009, respectively:

	Estimated Useful	June 30,	December 31
	Lives (Years)	2010	2009

Computer equipment	5	$299,915	$299,915
Office machinery and equipment	5	15,099	15,638
Furniture and fixtures	5	86,934	86,934
Computer software	3	14,895	14,895
Automobile	5	50,914	50,914
		468,296	468,296
Less: Accumulated depreciation		(433,344)	(418,574)

Total, net		$34,952	$49,722

Depreciation expense was $14,769 and $21,030 for the six months ended June 30, 2010 and 2009, respectively.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 4-	COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs consist of the following as of June 30, 2010 (unaudited) and December 31, 2009, respectively:

	Estimated Useful	June 30,	December 31,
	Lives (Years)	2010	2009

Computer software development costs	5	$986,724	$986,724

Less: Accumulated amortization		(954,280)	(921,836)

Total, net		$32,444	$64,888

Amortization expense was $32,444 and $0 for the six months ended June 30, 2010 and 2009, respectively.

Amortization expense anticipated through December 31, 2010 is as follows:

Period ended December 31:
2010	$32,444

NOTE 5-	NOTES PAYABLE

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
JUNE 30, 2010 AND 2009

NOTE 5-	NOTES PAYABLE (CONTINUED)

SBA Loan (continued)
As of June 30, 2010, the Company has an outstanding principal balance of $354,936. Interest expense on the SBA loan for the six months ended June 30, 2010 and 2009 respectively was $ 7,002 and $ 0.

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

In May 2010, upon failure of the Company to pay the initial $20,000, the Company and Tangiers Investors, LP entered into a Forbearance Agreement, which extended the due dates to June 30, 2010 and August 31, 2010, respectively, and requires the Company to issue 50,000 shares of stock to Tangiers Investors, LP. The Company has not repaid the first payment due on June 30, 2010. No notice of default his been given to the Company.

Interest expense for the six months ended June 30, 2010 and 2009 respectively was $ 679 and $ 0. The interest is accrued as of June 30, 2010.

NOTE 6-	NOTE PAYABLE – RELATED PARTY

In April 2010, the Company entered into two separate promissory notes with the Company’s President who loaned the Company a total of $26,000 on April 16, 2010 and $24,600 on April 30, 2010. Payments of $1,000 per month commence July 1, 2010 for five months and the balance due on December 1, 2010. Interest is calculated at 1.5% per month; escalating to 2.5% per month should the monthly $1,000 payments not be made timely.

Interest expense for the six months ended June 30, 2010 and accrued interest at June 30, 2010 related to these notes are $1,713.

NOTE 7-	LINE OF CREDIT

The Company has a line of credit with a bank in the amount of $850,000 as of June 30, 2010. The Company has an outstanding balance of $345,587 as of June 30, 2010.

The loan accrues interest at annual interest rates of prime plus ¼ %. Interest expense for the six months ended June 30, 2010 and 2009 respectively was $ 5,425 and $ 10,221. The line of credit is secured by the Company’s accounts receivables and personally guaranteed by the Company’s President.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 8-	CONVERTIBLE DEBENTURE

On December 23, 2009, the Company entered into a Debenture and Warrant Purchase Agreement pursuant to which Street Capital, LLC, the placement agent, agreed to use its best efforts to provide bridge financing through unnamed prospective purchasers in return for an 8% secured convertible debenture (“Debenture”) in the principal amount of $300,000 at a conversion price of $0.20 per share of the Company’s common stock and equity participation in the form of a class A common stock purchase warrant to purchase an aggregate of up to 450,000 shares of the Company’s common stock with an exercise price of $0.20, and a class B common stock purchase warrant to purchase an aggregate of up to 120,000 shares of the Company’s common stock, with an exercise price per share equal to $0.50. On July 9, 2010, the exercise price was changed to $0.20 as the Company failed to convert or repay the instrument by the due date of June 23, 2010. The Company received $150,000 of the $300,000 total principal on December 23, 2009 and entered into two additional debentures for $100,000 and $10,000 for a total of $110,000 in April 2010. As of June 30, 2010, the Company has $260,000 outstanding in convertible debentures.

The Company also entered into a Security Agreement pursuant to which it granted to the Debenture holders a first lien against all of its assets, including its software, as security for repayment of the Debenture. As a result of the Company raising $260,000 of the $300,000 in proceeds, they issued a total of 390,000 class A and 104,000 class B warrants to the respective parties. Interest expense for the three months ended and accrued as of June 30, 2010 is $4,525 and $0, respectively; and for the six months ended June 30, 2010 and 2009 respectively was $ 7,718 and $ 0.

In accordance with ASC 470-20, the Company separately accounted for the conversion feature and recognized each component of the transaction separately. As a result, the Company recognized a discount on the convertible debenture in the amount of $170,125 that will be amortized over the life of the convertible debentures which is six-months on each debenture.

The Company recognized the discount as a derivative liability, and in accordance with the ASC, values the derivative liability each reporting period to market. The Company has recognized a gain of $19,868 in the six months ended June 30, 2010 due to the beneficial conversion of the various instruments. The convertible debenture matured in June 2010, without conversion or repayment. The Company entered into an Amendment to Debenture and Warrants which extended the due date of the original $150,000 debenture from June 2010 to August 31, 2010 and amended the exercise price of the Class B warrants from $0.50 to $0.20 on July 9, 2010.

NOTE 9-	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company was incorporated on May 26, 2005, and the Board of Directors authorized 10,000,000 shares of preferred stock with a par value of $0.0001. The Company as of December 31, 2009 has authorized the issuance of 2,000,000 shares of preferred stock. 1,000,000 of the shares were authorized to be issued to Vijay Suri in connection with the Merger Agreement, and 1,000,000 shares of preferred stock were authorized to be issued to B.K. Gogia the former CEO upon his resignation as CEO. The Company and Vijay Suri and B.K. Gogia on June 2, 2010, agreed to rescind the issuance of the preferred stock. As a result of the recession, the Company and its officers agreed to issue them each 1,000,000 shares of common stock for their personal guarantees of certain debt of the Company.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 9-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock

The Company was incorporated on May 26, 2005, and since then the Board of Directors authorized 75,000,000 shares of common stock with a par value of $0.0001. On March 13, 2009, the Company’s Board of Directors approved the increase of the authorized shares of common stock to 400,000,000.

The Company as of June 30, 2010 had 13,452,913 shares of common stock issued and outstanding.

During the six months ended June 30, 2010 the Company has  issued 9,532,268 shares of common stock as follows: 9,089,768 shares that were issued for the 100% exchange in the Irus transaction; 300,000 shares for services rendered that were also previously recorded as a liability for stock to be issued; 300,000 shares under a pledge agreement with Tangiers L.P.; and 5,000 shares for services rendered that were previously recorded as a liability for stock to be issued; and the Company cancelled a net of 5,000 shares (issued 45,000 shares and cancelled 50,000 shares).  The total reduction of the liability for stock to be issued for the six months ended June 30, 2010 related to these transactions was $61,709 and the Company recorded an additional $27,075 in stock based compensation. In addition, the Company has approximately $84,517 recorded as a liability for additional common shares to be issued.

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

Post-merger, the Company recognized $877,060 in stock based compensation (for the year ended December 31, 2009) relating to vested stock options issued to the officers of the Company, and $35,976 for the six months ended June 30, 2010 for vested options and warrants issued. .

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 9-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants

The Company prior to the reverse merger with Irus, converted all of their previous issued and outstanding warrants from the private placement completed in 2007 as well as the warrants issued with the convertible notes.

The Company issued 225,000 Class A warrants and 60,000 Class B warrants in connection with the convertible debenture on December 23, 2009. The Class A warrants have an exercise price of $0.20 per share and the Class B warrants have an exercise price of $0.50 per share. All warrants have a term of five years. The value of the warrants at inception was $98,130 which represented the debt discount. The Class B warrants exercise price was amended on July 9, 2010 to a price of $0.20 due to the Company’s failure to convert or repay the instrument by June 23, 2010.

The Company issued 15,000 Class A warrants and 4,000 Class B warrants to an individual investor in connection with the convertible debenture first entered into on April 1, 2010.  The Class A warrants have an exercise price of $0.20 per share and the Class B warrants have an exercise price of $0.50 per share. All warrants have a term of five years. The value of the warrants at inception was $8,855 which represented the debt discount.

The Company issued 150,000 Class A warrants and 40,000 Class B warrants to an individual investor in connection with the convertible debenture first entered into on April 19, 2010.  The Class A warrants have an exercise price of $0.20 per share and the Class B warrants have an exercise price of $0.50 per share. All warrants have a term of five years. The value of the warrants at inception was $63,140 which represented the debt discount.

The Company issued 150,000 warrants to an investment banker as part of their overall compensation package to raise funds for the Company. The warrants have an exercise price of $0.20 per share and expire in five years. These warrants have vested as of June 30, 2010, and have recorded $28,402 as of June 30, 2010 in stock-based compensation.

The Company issued 900,000 warrants to an investment consultant as part of their overall compensation package to raise funds for the Company. These warrants have an exercise price of $0.20 per share and expire in five years. These warrants vest with 400,000 over one year beginning in July 2010, and the balance of 500,000 warrants vest based upon achievement of performance objectives mutually agreed between the Company and the Consultant.  None of these warrants have vested as of June 30, 2010.

The Company issued 4,500,000 warrants to B.K. Gogia as part of his overall compensation package. These warrants have an exercise price of $0.20 per share and expire in five years. These warrants vest based upon achievement of performance objectives mutually agreed between the Company and the Employee and the stock price being not less than $0.50 per share.  None of these warrants have vested as of June 30, 2010.

The Company issued 300,000 warrants to an individual in exchange for services previously rendered and recorded.  These warrants have an exercise price of $0.20 per share, expire in five years and became fully vested in April 2010.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 9-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants (Continued)

The following is a breakdown of the warrants:

	Exercise	Date
Warrants	Price	Issued	Term
225,000	$0.20	12/23/2009	5 years
60,000	$0.50	12/23/2009	5 years
150,000	$0.20	1/26/2010	5 years
15,000	$0.20	4,/1/2010	5 years
4,000	$0.50	4,/1/2010	5 years
900,000	$0.20	4,/6/2010	5 years
4,500,000	$0.20	4,/6/2010	5 years
300,000	$0.20	4,/6/2010	5 years
150,000	$0.20	4,/19/2010	5 years
40,000	$0.50	4,/19/2010	5 years
6,344,000

The warrants have a weighted average price of $0.26.

The warrants were valued utilizing the Black – Scholes criteria as follows:

Strike Price	$.20	$.50
Expected Life of Warrant	5 yrs.	5 yrs.
Annualized Volatility	261.6%	261.6%
Discount Rate	1.25%	1.25%
Annual Rate of Quarterly Dividends	None	None

Options

Since October 2007, the Company’s Board of Directors and Shareholders approved the adoption of an option plan for a total of 5,000,000.  The Company prior to the reverse merger with Irus exercised all of the options that were outstanding at the time. Subsequent to the reverse merger, the Company issued stock options in connection with certain employment agreements. The Company granted 3,250,000 options, 2,950,000 are vested, and none of which have been exercised as of December 31, 2009.  In the three and six months ended June 30, 2010, the Company granted 620,000 stock options, 50,000 are vested and none of which have been exercised as of June 30, 2010.

The total options granted as of June 30, 2010 were 3,870,000, of which 2,990,000 are vested and none have been exercised.

These options all have strike prices that are equal to the market value at the time of grant. The options were valued based on the black-scholes model with the following criteria:

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 9-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Options (Continued)

Strike Price	$0.15 – 0.50
Expected Life of Option	5 yr.
Annualized Volatility	261.60%
Discount Rate	1.25%
Annual Rate of Quarterly Dividends	None

The value attributable to these options that vested for the six months ended June 30, 2010 and 2009 is $7,574 and $0, respectively and is reflected in the consolidated statements of operations as stock based compensation.

NOTE 10-	COMMITMENTS

Office Lease

The Company leases office space in Sterling, Virginia pursuant to a lease with a related party through common ownership which expires in 2010. The lease provides for an annual rental of approximately $78,000.

Rent expense for the six months ended June 30, 2010 and 2009 was $46,608 and $44,614, respectively.

Board of Advisors Agreements

The Company’s board of directors approved the addition of two members to its Board of Advisors. Each of these members will provide assistance to the Company with respect to their healthcare solution and predictive technology to prospective banking, insurance and healthcare customers. As consideration for the placement on the Board of Advisors, the Company has, in addition to quarterly cash payments, granted those options under their 2007 Stock Incentive Plan that vest over a two-year period of time commencing in May 2010. The Company has included these fees in their condensed consolidated statements of operations for the six months ended June 30, 2010 and 2009.

Consulting Agreements

The Company has entered into consulting agreements with marketing and strategic consulting groups with terms that do not exceed one year. These companies are to be paid fees for the services they perform. The Company has included these fees in their condensed consolidated statements of operations for the six months ended June 30, 2010 and 2009.

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

In June 2010, the Company entered into a consulting agreement with a company to provide financial services and locate potential investment opportunities. The term of the agreement is for one-year, and the consultant will receive monthly payments of $7,500 as well as be issued 300,000 shares of restricted common stock, and 900,000 warrants that vest over the one-year period and upon certain financing criteria being met. None of the warrants have vested as of June 30, 2010. The Company has included these fees in their condensed consolidated statements of operations for the six months ended June 30, 2010 and 2009.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 10-	COMMITMENTS (CONTINUED)

Employment Agreements

During the year ended December 31, 2009, the Company entered into four separate employment agreements with their key executives.  The employment agreements range in years from three to five, and require the Company to compensate the key executives for a base salary, as well as provide for incentive compensation. In addition, the executives were granted in total 3,250,000 stock options that vest through December 2011. The Company also entered into another employment agreement in January 2010 which granted an additional 20,000 options to an employee. This agreement was for a period of two years.

NOTE 11-	PROVISION FOR INCOME TAXES

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

At June 30, 2010, deferred tax assets consist of the following:

Net operating losses	$1,007,110

Valuation allowance	(1,007,110)

$-

At June 30, 2010, the Company had net operating loss carry forward in the approximate amount of $2,962,088, available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the six months ended June 30, 2010 and 2009 is summarized below.

	2010	2009
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	6.0	6.0
Valuation allowance	28.0	28.0
	0%	0%

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 12-	RELATED PARTY TRANSACTIONS

The Company has a rent expense in the amount for the six months ended June 30, 2010 and 2009 of $46,608 and $44,614, respectively. to a company owned by a relative of an officer of the Company.  In addition, the Company has outstanding fees due the President & CEO of $725,000 as of June 30, 2010 relating to past due distributions prior to the reverse merger.  Further, the Company entered into two separate promissory notes with Vijay Suri during April 2010, in which Mr. Suri loaned the Company a total of $26,000 on April 16, 2010 and $24,600 on April 30, 2010.  The notes are due on December 1, 2010.

NOTE 13-	MAJOR CUSTOMERS

The Company has derived 92% of its revenue and accounts receivable for the six months ended June 30, 2010 and 2009 from 3 customers.

NOTE 14-	FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Level 1		Level 2		Level 3	Total

Cash	59,165		-		-	59,165

Total assets	59,165		-		-	59,165

Convertible debentures, net of discount	-		-		195,191	195,191

Embedded conversion feature and derivative		-		-	272,179	272,179

Total liabilities	-		-		467,370	467,370

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

Prior to the merger with the Irus Group, Inc., InferX Corporation derived nearly all of its sales revenues under federal government contracts. Under these contracts, the Company performed research and development that enabled us to retain ownership of the intellectual property, which led to the creation of our current products. Due to the relatively small and uncertain margins associated with fixed price government contracts and the inherent limit of the market size, in fiscal 2002 we began to develop our software as a commercial product, concentrating on building specific applications that we believed would meet the needs of potential new customers. In fiscal 2003-2004, we sold two commercial licenses. However, since fiscal 2004, all of our revenues have derived from government contracts. Recently, we completed one contract with the Missile Defense Agency which called for us to develop a prototype application of our software.

On October 27, 2009 we merged with The Irus Group, Inc., a company providing consulting services in the business intelligence (“BI”) and corporate performance market. The Irus Group specialized in the planning, implementation and development of complex BI and corporate performance management solutions for government, financial services, retail and healthcare clients.  Since its founding in 1996, The Irus Group has conducted engagements for over 200 clients, including MasterCard, JP Morgan Chase, ConAgra, US Navy, US Army, US Air Force, and several civilian Federal Agencies.  We initiated the merger both to obtain additional financial support in advance of the full rollout of our enterprise software solutions and to serve as a source of sales leads for our Predictive Analytics (PA) enterprise software product.  We believe that our PA product suite has been enhanced with Irus’ BI expertise and is being offered through Irus’ consulting relationships as a large scale enterprise solution for the three targeted verticals – health care, financial services and the public sector.

Strategy and Focus Areas

Our strategy centers on being the leader in the increasing role of Predictive Analytics as the next generation business and government information and decision support capability. Consistent with our strategy during the fiscal 2009 economic downturn, we will continue to seek to expand our share of our current customers’ information technology spending. We will endeavor to achieve this objective by focusing on our contractual relationships and building our core technology capabilities, while continuing to expand broadly into our three focused markets (Healthcare, Financial and Government). We have continued our focus on our core PA technology capabilities and have expanded our movement into market, primarily through the realignment of resources, while simultaneously reducing our operating expenses as a percentage of revenue.

We refer to the evolutionary process by which opportunities arise as the market transitions. Specifically, we believe the key market transitions currently taking place in our industry pertain to the process of aggregating the current siloed data sources into unified, shared data resource pools that can be dynamically delivered to applications on demand, without the expense of creating a common data warehouse to store all the data prior to analysis thus providing the ability to rapidly and efficiently analyze the data. Due to changing technology trends such as the increasing adoption in the rise of scalable processing, a significant market transition appears to be under way in the enterprise data market. We believe the market is at an inflection point, as awareness grows that data analytics is becoming the platform for productivity improvement and global competitiveness. We are seeking to capitalize on this market transition through, among other things, our InferX products and our data analytics domain expertise.

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

Investing for Growth through Innovation

We are investing some of the savings derived from our efficiency initiatives for growth.  For example, we are increasing our sales coverage to better address the markets that we cover, including further expansion in markets such as Healthcare research.  We are creating innovative new products and developing new channels to connect with our customers, particularly within the government healthcare business area. We are able to do this through the unique offering of our product suites:

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

Principles of Consolidation

The consolidated financial statements include those of InferX. All intercompany accounts and transactions have been eliminated in consolidation.

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

Three Months Ended June 2010 and 2009

Revenue

Revenue for the three months ended June 30, 2010 was $1,316,607, a decrease from $2,428,880 for the same period in 2009. For the second quarter of fiscal 2010, our total revenue decreased by 46% on a year-over-year basis, reflecting what we believe to be an uncertain economic environment across all of our focus market areas. From a customer market perspective, during the second quarter of fiscal 2010 we did not see an improved environment for capital expenditures across our enterprise, commercial, and government markets. Our net sales decreased on a year-over-year basis across all of our focus market areas in the second quarter of fiscal 2010. In the second quarter of fiscal 2010, our revenue from legacy professional services contracts decreased by 46%, compared with the corresponding periods of fiscal 2009.  In the second quarter of fiscal 2010 and 2009, we had no revenue from core PA technology products.

Cost of Revenues

Costs of revenues for the three months ended June 30, 2010 were $1,171,671, a 22% decrease from $1,493,626 for the same period in 2009.  The decrease resulted primarily from lower subcontractor costs attributable to lower revenue and there were no new contracts during the three months ended June 30, 2010.

Gross Margin

In the second quarter of fiscal 2010, our gross margin percentage decreased by approximately 27% compared with the corresponding period of fiscal 2009. This decrease in gross margin percentage for the second quarter of fiscal 2010 was the result of a decline in our service gross margin.

Operating Expenses

For the second quarter operating expenses of fiscal 2010 increased by approximately 81% with the corresponding period of fiscal 2009.  The increase was attributable to higher headcount-related expenses, including variable compensation expenses, and higher discretionary expenses. Operating expenses for the three months ended June 30, 2010, which include indirect labor, professional fees, travel, rent, general and administrative, stock issued for services, stock based compensation, and depreciation, increased $215,256 to $481,900 for the three month period ended June 30, 2010 from $266,644 for the same period in 2009.  This is primarily a result of an increase in accrued salary and accounting fees related to yearly and quarterly audits.  Depreciation also decreased by $4,290 as certain fixed assets became fully depreciated and no fixed assets were acquired during the three months ending June 30, 2010 from the same period ending June 30, 2009.

Other Income (Expense)

Other income increased $50,291 in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase is attributable to the fair value increase in the derivative liability of $132,368 offset by the increase in the amortization of debt discount of $63,819, and an increase in interest expense of $18,258.

Six Months Ended June 2010 and 2009

Revenue

Revenue for the six months ended June 30, 2010 was $2,708,665, a decrease from $3,871,988 for the same period in 2009. For the six months ended June 30, 2010, our total revenue decreased by 30% on a year-over-year basis, reflecting what we believe to be an uncertain economic environment across all of our focus market areas. From a customer market perspective, during the six months of fiscal 2010 we did not see an improved environment for capital expenditures across our enterprise, commercial, and government markets. Our net sales the first six months of fiscal 2010 decreased on a year-over-year basis across almost all focus market areas.  In the first six months of fiscal 2010, our revenue from professional services contracts decreased by 30% compared with the corresponding periods of fiscal 2009.  In the six months of fiscal 2010 and 2009, we had no revenue from core PA technology products.

Cost of Revenues

Costs of revenues for the six months ended June 30, 2010 were $2,501,036, a 6% decrease from $2,679,369 for the same period in 2009.  The decrease resulted primarily from lower subcontractor costs attributable to lower revenue and there were no new contracts during the six months ended June 30, 2010.

Gross Margin

In the six months of fiscal 2010, our gross margin percentage decreased by approximately 23% compared with the corresponding period of fiscal 2009. This decrease in gross margin percentage for the six months of fiscal 2010 was the result of a decline in our service gross margin.

Operating Expenses

For the six months, operating expenses of fiscal 2010 increased by approximately 100% from the corresponding period of fiscal 2009. The increase was attributable to higher headcount-related expenses, including variable compensation expenses, and higher discretionary expenses. Operating expenses for the six months ended June 30, 2010, which include indirect labor, professional fees, travel, rent, general and administrative, stock issued for services, stock based compensation, and depreciation, increased $556,378 to $1,072,844 for the six month period ended June 30, 2010 from $516,466 for the same period in 2009.  This is primarily a result of an increase in accrued salary and accounting fees related to yearly and quarterly audits.  Depreciation also decreased by $6,261 as certain fixed assets became fully depreciated and no fixed assets were acquired during the six months ending June 30, 2010 from the same period ending June 30, 2009.

Other Income (Expense)

Other income decreased $107,601 in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase is attributable to the fair value increase in the derivative liability of $19,868 offset by the increase in the amortization of debt discount of $105,316, and an increase in interest expense of $22,153.

Factors That May Impact Net Sales and Gross Margin

Product sales may continue to be affected by factors, including the recent national economic downturn and related market uncertainty, which have resulted in reduced or cautious spending in our enterprise, commercial and government markets; changes in the national economic conditions; competition, including price-focused competitors; new product introductions; sales cycles and product implementation cycles; changes in the mix of our customers between government and commercial markets; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. For additional factors that may impact net product sales, see “Part II, Item 1A Risk Factors.” Product gross margin may be adversely affected in the future by changes in the mix of products sold, including further periods of increased growth of some of our lower margin products; introduction of new products, changes in distribution channels; price competition, the timing of revenue recognition; sales discounts; increases in material or labor costs; warranty costs; and the extent to which we successfully execute on our strategy and operating plans. Service gross margin may be impacted by various factors such as the change in mix between technical support services and advanced services, the timing of technical support service contract initiations and renewals, and the timing of our strategic investments in headcount and resources to support this business.

Liquidity and Capital Resources

We had cash of $59,165 and a working capital deficit of $3,266,796 as of June 30, 2010.  During the six months ended June 30, 2010, we used approximately $135,000 of cash from our operations.  Operations were funded primarily from the consulting revenue generated in the six month period.

We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses in light of the recent merger. We are currently expending approximately $60,000 per month to support our operations, and under our current business plan that anticipates fiscal 2010 expenditures of approximately $35,000 per month for the next six months. We expect to raise additional financing through the sale of our common stock during the second half of fiscal 2010 to supplement the cash generated from the services that are provided through contract backlog that we believe will be sufficient to fund our operations through the end of the second quarter of 2010. If we are unable to generate sufficient cash through the sale of our stock it will be necessary for us to significantly reduce expenses to stay in business. Although we believe the additional capital we will require will be provided through one of these sources, we cannot assure you that we will be successful in these financing efforts or find financing at acceptable prices. Our failure to generate such revenue, reduce expenses or obtain necessary financing could impair our ability to stay in business and raises substantial doubt about our ability to remain as a going concern.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4T.                Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act” )) as of June 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective due to the existence of material weaknesses in our internal control over financial reporting discussed in our Annual Report on Form 10-K for the quarter ended December 31, 2009 and which remain unremediated.

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

We generated 93% of our revenues in 2009 and 92% of our revenues in the first quarter of 2010 from our federal government contracts.  The federal government can generally terminate their contracts with us at any time, without cause, for the benefit and convenience of the government.

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

Dated: August 23, 2010	InferX Corporation

	By:	/s/ Vijay Suri
Vijay Suri, President and CEO
(Principal Executive, Financial and
Accounting Officer)