Form 10-Q
period 2010-09-30
INFERX CORP
filed 2010-11-15
CIK 1329548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 15, 2010 there were 16,192,996 outstanding shares of the registrant’s common stock, $.0001 par value.

INFERX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS
	SEPTEMBER 30	DECEMBER 31,
	2010	2009
CURRENT ASSETS
Cash	$73,979	$49,989
Accounts receivable	634,770	916,641
Prepaid expenses	17,617	-
Total current assets	726,366	966,630

Fixed assets, net of depreciation	28,728	49,722

Other Assets
Other assets	6,000	6,000
Computer software development costs, net of amortization	16,222	64,888
Total other asset	22,222	70,888

TOTAL ASSETS	$777,316	$1,087,240

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,438,867	$2,102,644
Line of credit	341,587	358,087
Related party payable	725,000	725,000
Notes payable - related party	50,600	-
Convertible debenture, net of debt discount	240,369	51,870
Derivative liability	170,125	220,052
Liability for stock to be issued - preferred stock	-	200
Liability for stock to be issued - common stock	9,500	61,909
Current portion of notes payable, net of debt discount	43,053	545
Total current liabilities	4,019,101	3,520,307

Long-term Liabilities
Notes payable, net of current portion, net of debt discount	351,883	354,391

TOTAL LIABILITIES	4,370,984	3,874,698

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and
no shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, 400,000,000 shares authorized and
16,192,996 and 3,920,645 shares issued and outstanding, respectively	1,619	392
Additional paid-in capital	382,121	-
Retained earnings (defict)	(3,977,408)	(2,787,850)
Total stockholders' equity (deficit)	(3,593,668)	(2,787,458)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$777,316	$1,087,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
			(unaudited)
REVENUE	$1,104,623	$1,764,907	$3,813,288	$5,636,895

COST OF REVENUES
Direct labor and other finges	291,865	339,495	911,148	787,287
Subcontractor	601,574	1,249,116	2,404,875	3,392,134
Other direct costs	32,413	(7,742)	78,421	80,817
Amortization of computer software development costs	16,222	-	48,666	-
Total costs of revenues	942,074	1,580,869	3,443,110	4,260,238

GROSS PROFIT	162,549	184,038	370,178	1,376,657

OPERATING EXPENSES
Indirect and overhead labor and fringes	273,421	162,375	915,740	493,905
Professional fees	17,802	19,680	140,190	61,830
Business development costs	1,538	22,296	11,144	34,823
Rent	21,630	22,476	68,238	67,090
Advertising and promotion	815	5,656	27,855	9,461
General and administrative	29,913	71,561	105,313	132,371
Stock based compensation	79,435	-	198,486
Depreciation	6,224	5,279	20,993	26,309
Total operating expenses	430,778	309,323	1,487,959	825,789

NET INCOME (LOSS) FROM OPERATIONS BEFORE OTHER EXPENSE AND
PROVISION FOR INCOME TAXES	(268,229)	(125,285)	(1,117,781)	550,868

OTHER INCOME (EXPENSE)
Amortization of debt discount	(45,178)	-	(150,494)	-
Fair value adjustment on derivative liability	102,054	-	121,922	-
Interest expense, net of interest income	(12,401)	(6,160)	(43,205)	(16,381)

Total other income (expense)	44,475	(6,160)	(71,777)	(16,381)

NET INCOME (LOSS) FROM OPERATIONS BEFORE
PROVISION FOR INCOME TAXES	(223,754)	(131,445)	(1,189,558)	534,487

Provision for income taxes	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO SHARES	$(223,754)	$(131,445)	$(1,189,558)	$534,487

NET INCOME (LOSS) PER BASIC SHARES	$(0.02)	$(0.15)	$(0.13)	$0.60
NET INCOME (LOSS) PER DILUTED SHARES	$(0.02)	$(0.15)	$(0.13)	$0.18

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC	15,078,291	886,926	9,112,317	886,926

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED	15,078,291	886,926	9,112,317	2,953,115

 The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,189,558)	$534,487

Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:

Stock based compensation	198,486	-
Amortization of debt discount	150,494	-
Services rendered for promissory note	40,000	-
Fair value adjustment for derivative liability	(121,922)	-
Amortization of computer software development costs	48,666	-
Depreciation	20,993	26,309

Change in assets and liabilities
(Increase) decrease in accounts receivable	281,871	(648,895)
(Increase) decrease in other current assets	(17,617)	(20,075)
Increase in accounts payable and accrued expenses	458,977	576,721
(Decrease) in liability for stock to be issued	9,500	-
Total adjustments	1,069,448	(65,940)
Net cash provided by (used in) operating activities	(120,110)	468,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(6,688)
(Increase) in note receivable		(18,255)
Net cash (used in) financing activities	-	(24,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment) of line of credit, net	(16,500)	(470,000)
Proceeds from notes payable - related parties	50,600
Proceeds received from convertible debentures	110,000
Net cash provided by (used in) financing activities	144,100	(470,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	23,990	(26,396)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	49,989	71,450

CASH AND CASH EQUIVALENTS - END OF PERIOD	$73,979	$45,054

 The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

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
SEPTEMBER 30, 2010 AND 2009

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

On October 27, 2009, the Company and Irus completed the Merger. As consideration for the Merger, the Company issued 9,089,768 shares of common stock and 1,000,000 shares of preferred stock to Vijay Suri, the sole stockholder of Irus. On June 2, 2010, the Board rescinded the 1,000,000 shares of preferred stock and issued Vijay Suri 1,000,000 shares of common stock in recognition of his personal guarantee of certain corporate debt of the Company, which were issued as of September 30, 2010.

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
SEPTEMBER 30, 2010 AND 2009

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred a loss of $1,189,558 for the nine months ended September 30, 2010, and has a working capital deficiency of $3,292,735 as of September 30, 2010.  The principal reasons for the recurring losses and working capital deficiency relates to the Company’s continued focus on consolidating operations directly related to the merger, as well as refining its products and search for profitable government contracts and the continued uncertainty in the commercial market due to the recent national down-turn in business and available capital to the firm.  The Company expects the negative cash flow from operations to continue its trend through the next three months, however continues to expand their pipeline of contracts.  These factors raise significant doubt about the ability of the Company to continue as a going concern.

Management’s plans to address these conditions include continued efforts to expand the firm’s current business backlog, by obtaining new government contracts, as well as commercial contracts through expanding sources and new technology, and the raising of additional capital through the sale of the Company’s stock. Additionally, the executive management team has put into place an aggressive cost and expense savings spending plan to identify and eliminate costs which are directly impacting profitability.

The Company’s long-term success is dependent upon the obtainment of sufficient capital to fund its operations; development of its products; and launching its products to the worldwide market. These factors will contribute to the Company’s obtaining sufficient sales volume to be profitable. To achieve these objectives, the Company may be required to raise additional capital through public or private financings or other arrangements.

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
SEPTEMBER 30, 2010 AND 2009

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information.  Credit is granted to substantially all customers on an unsecured basis.  In determining the amount of the allowance, management is required to make certain estimates and assumptions.  Management has determined that as of September 30, 2010, no allowance for doubtful accounts is required.

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

For the nine months ended September 30, 2010 and 2009, the Company recognized $48,666 and $0 of amortization expense on its capitalized software costs, respectively.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
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

The Company’s business is not seasonal in nature.  The timing of contract awards, the availability of funding from the customer, the incurrence of contract costs and unit deliveries are the primary drivers of our revenue recognition.  These factors are influenced by the federal government’s October-to-September fiscal year.  This process has historically resulted in higher revenues in the latter half of the government fiscal year.  Many of our government customers schedule deliveries toward the end of the calendar year, resulting in increasing revenues and earnings over the course of the year.

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
SEPTEMBER 30, 2010 AND 2009
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

Concentrations

For the nine months ended September 30, 2010 the Company has derived 96% of its revenue from three customers.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  To date, accounts receivable have been derived from contracts with agencies of the federal government.  Accounts receivable are generally due within 30 days and no collateral is required.

Segment Reporting

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company only operates in one reporting segment as of September 30, 2010 and for the nine months ended September, 2010 and 2009.

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
SEPTEMBER 30, 2010 AND 2009
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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach. The Company evaluates their tax positions on an annual and quarterly basis, and has determined that as of September 30, 2010 no additional accrual for income taxes is necessary.

Earnings (Loss) Per Share of Common Stock

Basic net earnings (loss) per common share (“EPS”) is computed using the weighted average number of common shares outstanding for the period.  Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	Nine Months Ended
	September 30,	September 30,
	2010	2009

Net income (loss)	$(1,189,558)	534,487

Weighted-average common shares outstanding :
Basic	9,112,317	886,926
Convertible notes	-	945,000
Warrants	6,344,000	1,020,439	-
Options	3,870,000	100,750
Diluted	19,326,317	2,953,115

Basic net income (loss) per share	$(0.13)	0.60

Diluted net income (loss) per share	$(0.13)	0.18

Research and Development

Research and development expenses include payroll, employee benefits, equity compensation, and other headcount-related costs associated with product development.  The Company has determined that technological feasibility for the software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred.  In addition, research and development costs have been included in the consolidated statements of operations for the nine months ended September 30, 2010 and 2009, respectively.

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
SEPTEMBER 30, 2010 AND 2009
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
SEPTEMBER 30, 2010 AND 2009
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
SEPTEMBER 30, 2010 AND 2009
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

NOTE 3-	FIXED ASSETS

Fixed assets consist of the following as of September 30, 2010 (unaudited) and December 31, 2009, respectively:

	Estimated Useful	September 30,	December 31
	Lives (Years)	2010	2009

Computer equipmenta	5	$299,915	$299,915
Office machinery and equipment	5	15,099	15,638
Furniture and fixtures	5	86,934	86,934
Computer software	3	14,895	14,895
Automobile	5	50,914	50,914
		468,296	468,296
Less: Accumulated depreciation		(439,568)	(418,574)

Total, net		$28,728	$49,722

Depreciation expense was $20,993  and $26,309 for the nine months ended September 30, 2010 and 2009, respectively.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 4-	COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs consist of the following as of September 30, 2010 (unaudited) and December 31, 2009, respectively:
	Estimated Useful	September 30,	December 31,
	Lives (Years)	2010	2009

Computer software development costs	5	$986,724	$986,724

Less: Accumulated amortization		(970,502)	(921,836)

Total, net		$16,222	$64,888

Amortization expense was $48,666 and $0 for the nine months ended September 30, 2010 and 2009, respectively.

Amortization expense anticipated through December 31, 2010 is as follows:

Period ended December 31:
2010	$16,222

NOTE 5-	NOTES PAYABLE

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

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
NOTE 5-	NOTES PAYABLE (CONTINUED)

SBA Loan (continued)

SBA’s prior written consent; or n) becomes the subject of a civil or criminal action that the SBA believes may materially affect the Company’s ability to pay this Note. The Company is not in default and current on its obligation.  The Company has accrued interest at a rate of $38.90 per day.

As of September 30, 2010, the Company has an outstanding principal balance of $354,936. Interest expense on the SBA loan for the nine months ended September 30, 2010 and 2009 respectively was $ 10,502 and $ 0.

Tangiers Investors, LP

On February 26, 2010, the Company entered into a Promissory Note with Tangiers Investors, LP in the amount of $40,000. The $40,000 was the value of services performed for the Company and not for cash paid. The Company has agreed to repay the note in two tranches of $20,000. The initial payment was due April 30, 2010 and the final payment was due June 30, 2010. Interest is calculated at 5% per annum.

In August 2010, upon failure of the Company to pay either of the agreed upon payments, the Company and Tangiers Investors, LP entered into a Forbearance Agreement, which gave the company the option to either repay the entire $40,000 plus interest by October 15, 2010 and issue 50,000 common shares, repay $15,000 plus interest by October 15, 2010 and issue 50,000 common shares with the remaining $25,000 plus interest due by December 31, 2010 or repay the entire $40,000 plus interest by December 31, 2010 and issue 100,000 common shares. As of the date of this filing, no repayments have been made by the Company.

Interest expense for the nine months ended September 30, 2010 and 2009 respectively was $1,184and $ 0. The interest is accrued as of September 30, 2010.

NOTE 6-	NOTE PAYABLE – RELATED PARTY

In April 2010, the Company entered into two separate promissory notes with the Company’s President who loaned the Company a total of $26,000 on April 16, 2010 and $24,600 on April 30, 2010. Payments of $1,000 per month commence July 1, 2010 for five months and the balance due on December 1, 2010. Interest is calculated at 1.5% per month; escalating to 2.5% per month should the monthly $1,000 payments not be made timely. The Company has not made the required $1,000 payments, thus the interest, effective July 1, 2010 on these notes has been accrued at 2.5% per month in accordance with the note agreements.

Interest expense for the nine months ended September 30, 2010 and accrued interest at September 30, 2010 related to these notes are $462.

NOTE 7-	LINE OF CREDIT

The Company has a line of credit with a bank in the amount of $850,000 as of September 30, 2010. The Company has an outstanding balance of $341,587 as of September 30, 2010.

The loan accrues interest at annual interest rates of prime plus ¼ %. Interest expense for the nine months ended September 30, 2010 and 2009 respectively was $ 8,260 and $ 17,703. The line of credit is secured by the Company’s accounts receivables and personally guaranteed by the Company’s President.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
NOTE 8-	CONVERTIBLE DEBENTURE

On December 23, 2009, the Company entered into a Debenture and Warrant Purchase Agreement pursuant to which Street Capital, LLC, the placement agent, agreed to use its best efforts to provide bridge financing through unnamed prospective purchasers in return for an 8% secured convertible debenture (“Debenture”) in the principal amount of $300,000 at a conversion price of $0.20 per share of the Company’s common stock and equity participation in the form of a class A common stock purchase warrant to purchase an aggregate of up to 450,000 shares of the Company’s common stock with an exercise price of $0.20, and a class B common stock purchase warrant to purchase an aggregate of up to 120,000 shares of the Company’s common stock, with an exercise price per share equal to $0.50. On July 9, 2010, the exercise price was changed to $0.20 as the Company failed to convert or repay the instrument by the due date of June 23, 2010. The Company received $150,000 of the $300,000 total principal on December 23, 2009 and entered into two additional debentures for $100,000 and $10,000 for a total of $110,000 in April 2010. As of September 30, 2010, the Company has $260,000 outstanding in convertible debentures.

The Company also entered into a Security Agreement pursuant to which it granted to the Debenture holders a first lien against all of its assets, including its software, as security for repayment of the Debenture. As a result of the Company raising $260,000 of the $300,000 in proceeds, they issued a total of 390,000 class A and 104,000 class B warrants to the respective parties. Interest expense for the nine months ended September 30, 2010 and accrued as of September 30, 2010 is $13,224. There was no interest for the nine months ended September 30, 2009.

In accordance with ASC 470-20, the Company separately accounted for the conversion feature and recognized each component of the transaction separately. As a result, the Company recognized a discount on the convertible debenture in the amount of $170,125 that will be amortized over the life of the convertible debentures which is six-months on each debenture.

The Company recognized the discount as a derivative liability, and in accordance with the ASC, values the derivative liability each reporting period to market. The Company has recognized a gain of $121,922 in the nine months ended September 30, 2010 due to the beneficial conversion of the various instruments. The convertible debenture matured in June 2010, without conversion or repayment. The Company entered into an Amendment to Debenture and Warrants which extended the due date of the original $150,000 debenture from June 2010 to August 31, 2010 and amended the exercise price of the Class B warrants from $0.50 to $0.20 on July 9, 2010. The Company is in continuing discussions with the Debenture Holders to extend the amended due date of the original $150,000 denture from August 31, 2010 to a future date to be acceptable to all parties.  No notice of default his been given to the Company.

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
SEPTEMBER 30, 2010 AND 2009
NOTE 9-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock

The Company was incorporated on May 26, 2005, and since then the Board of Directors authorized 75,000,000 shares of common stock with a par value of $0.0001. On March 13, 2009, the Company’s Board of Directors approved the increase of the authorized shares of common stock to 400,000,000.

The Company as of September 30, 2010 had 16,192,996 shares of common stock issued and outstanding.

During the nine months ended September 30, 2010 the Company has issued 12,272,351 shares of common stock as follows: 9,089,768 shares that were issued for the 100% exchange in the Irus transaction; 300,000 shares for services rendered that were also previously recorded as a liability for stock to be issued; 142,500 shares under a pledge agreement with Tangiers L.P.; and 5,000 shares for services rendered that were previously recorded as a liability for stock to be issued; and the Company cancelled a net of 5,000 shares (issued 45,000 shares and cancelled 50,000 shares); 90,083 shares to pay an existing accounts payable, 2,300,000 shares recorded as a liability for stock to be issued; 350,000 shares for late fees associated with missed payments.  The total reduction of the liability for stock to be issued for the nine months ended September 30, 2010 related to these transactions was $61,709 and the Company recorded an additional $87,575in stock based compensation. In addition, the Company has $9,500 recorded as a liability for additional common shares to be issued.

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

Post-merger, the Company recognized $877,060 in stock based compensation (for the year ended December 31, 2009) relating to vested stock options issued to the officers of the Company, and $198,486 for the nine months ended September 30, 2010 for vested options and warrants issued. .

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

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

The Company issued 150,000 warrants to an investment banker as part of their overall compensation package to raise funds for the Company. The warrants have an exercise price of $0.20 per share and expire in 5 years. These warrants have vested as of September 30, 2010, and have recorded $28,402 as of September 30, 2010 in stock-based compensation.

The Company issued 900,000 warrants to an investment consultant as part of their overall compensation package to raise funds for the Company. These warrants have an exercise price of $0.20 per share and expire in 5 years. These warrants vest with 400,000 over one year beginning in July 2010, and the balance of 500,000 warrants vest based upon achievement of performance objectives mutually agreed between the Company and the Consultant.  The company incurred an $18,935 stock-based compensation expense to record the first schedulaed vesting of 100,000 warrants in July 2010. No other warrants  have vested as of September 30, 2010.

The Company issued 4,500,000 warrants to B.K. Gogia as part of his overall compensation package. These warrants have an exercise price of $0.20 per share and expire in 5 years. These warrants vest based upon achievement of performance objectives mutually agreed between the Company and the Employee and the stock price being not less than $0.50 per share.  None of these warrants have vested as of September 30, 2010.

The Company issued 300,000 warrants to an individual in exchange for services previously rendered and recorded.  These warrants have an exercise price of $0.20 per share, expire in five years and became fully vested in April 2010. The value of these warrants were $104,736.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

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

Options

Since October 2007, the Company’s Board of Directors and Shareholders approved the adoption of an option plan for a total of 5,000,000.  The Company prior to the reverse merger with Irus exercised all of the options that were outstanding at the time. Subsequent to the reverse merger, the Company issued stock options in connection with certain employment agreements. The Company granted 3,250,000 options, 2,950,000 are vested, and none of which have been exercised as of December 31, 2009.  In the three and nine months ended September 30, 2010, the Company granted 620,000 stock options, 50,000 are vested and none of which have been exercised as of September 30, 2010.

The total options granted as of September 30, 2010 were 3,870,000, of which 2,990,000 are vested and none have been exercised.

These options all have strike prices that are equal to the market value at the time of grant. The options were valued based on the black-scholes model with the following criteria:

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 9-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Options (Continued)

Strike Price	$0.15 – 0.50
Expected Life of Option	5 yr.
Annualized Volatility	261.60%
Discount Rate	1.25%
Annual Rate of Quarterly Dividends	None

The value attributable to these options that vested for the nine months ended September 30, 2010 and 2009 is $9,486 and $0, respectively and is reflected in the consolidated statements of operations as stock based compensation.

NOTE 10-	COMMITMENTS

Office Lease

The Company leases office space in Sterling, Virginia pursuant to a lease with a related party through common ownership which expires in 2010. The lease provides for an annual rental of approximately $78,000.

Rent expense for the nine months ended September 30, 2010 and 2009 was $68,238 and $67,090, respectively.

Board of Advisors Agreements

The Company’s board of directors approved the addition of two members to its Board of Advisors. Each of these members will provide assistance to the Company with respect to their healthcare solution and predictive technology to prospective banking, insurance and healthcare customers. As consideration for the placement on the Board of Advisors, the Company has, in addition to quarterly cash payments, granted those options under their 2007 Stock Incentive Plan that vest over a two-year period of time commencing in May 2010. The Company has included these fees in their condensed consolidated statements of operations for the nine months ended September 30, 2010 and 2009.

Consulting Agreements

The Company has entered into consulting agreements with marketing and strategic consulting groups with terms that do not exceed one year. These companies are to be paid fees for the services they perform. The Company has included these fees in their condensed consolidated statements of operations for the nine months ended September 30, 2010 and 2009.

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

In June 2010, the Company entered into a consulting agreement with a company to provide financial services and locate potential investment opportunities. The term of the agreement is for one-year, and the consultant will receive monthly payments of $7,500 as well as be issued 300,000 shares of restricted common stock, and 900,000 warrants that vest over the one-year period and upon certain financing criteria being met. None of the warrants have vested as of September 30, 2010. The Company has included these fees in their condensed consolidated statements of operations for the nine months ended September 30, 2010 and 2009.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

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

At September 30, 2010, deferred tax assets consist of the following:

Net operating losses	$1,060,857

Valuation allowance	(1,060,857)

$-

At September 30, 2010, the Company had net operating loss carry forward in the approximate amount of $3,120,169, available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the nine months ended September 30, 2010 and 2009 is summarized below.

	2010	2009
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	6.0	6.0
Valuation allowance	28.0	28.0
	0%	0%

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 12-	RELATED PARTY TRANSACTIONS

The Company has a rent expense in the amount for the nine months ended September 30, 2010 and 2009 of $68,238 and $67,090, respectively. to a company owned by a relative of an officer of the Company.  In addition, the Company has outstanding fees due the President & CEO of $725,000 as of September 30, 2010 relating to past due distributions prior to the reverse merger.  Further, the Company entered into two separate promissory notes with Vijay Suri during April 2010, in which Mr. Suri loaned the Company a total of $26,000 on April 16, 2010 and $24,600 on April 30, 2010.  The notes are due on December 1, 2010.

NOTE 13-	MAJOR CUSTOMERS

The Company has derived 96% of its revenue and accounts receivable for the nine months ended September 30, 2010 and 2009 from three customers.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Level 1		Level 2		Level 3	Total

Cash	73,979		-		-	73,979

Total assets	73,979		-		-	73,979

Convertible debentures, net of discount	-		-		240,369	240,369

Embedded conversion feature and derivative		-		-	170,125	170,125

Total liabilities	-		-		410,494	410,494

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

We refer to the evolutionary process by which opportunities arise as the market transitions. Specifically, we believe the key market transitions currently taking place in our industry pertain to the process of aggregating the current siloed data sources into unified, shared data resource pools that can be dynamically delivered to applications on demand, without the expense of creating a common data warehouse to store all the data prior to analysis thus providing the ability to rapidly and efficiently analyze the data. Due to changing technology trends such as the increasing adoption in the rise of scalable processing, a significant market transition appears to be under way in the enterprise data market. We believe the market is at an inflection point, as awareness grows that data analytics is becoming a critical platform for productivity improvement and global competitiveness. We are seeking to capitalize on this market transition through, among other things, our InferX products and our data analytics domain expertise.

Driving Operational Efficiency

We have implemented an ongoing program to optimize efficiency and reduce cost across the company. As part of those efforts, we are continuing to execute on our multi-year program to consolidate core functions in order to reduce our IT spending and operational costs. In addition, we are continuing to implement the restructuring plan announced in the fourth quarter of fiscal 2009 to optimize the cost structure of our business so that we can nimbly react to opportunities and market conditions.

Investing for Growth through Innovation

We are investing some of the savings derived from our efficiency initiatives for growth.  For example, we are increasing our sales coverage to better address the markets that we cover, including further expansion in markets such as Healthcare research.  We are creating innovative new products and developing new channels to connect with our customers, particularly within the government healthcare business area. We are able to do this through the unique offering of our product suites.  Additionally, we are developing technology alliances with other vendors to include our product suites into their market offerings.

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

Three Months Ended September 30, 2010 and 2009

Revenue

Revenue for the three months ended September 30, 2010 was $1,104,623, a decrease from $1,764,907 for the same period in 2009; a 37% decrease. We believe this decrease reflects a continuing uncertain economic environment across all of our focus market areas. From a customer market perspective, we did not see an improved environment for capital expenditures across our enterprise, commercial, and government markets, during the third quarter of fiscal 2010. In this same period, our net sales decreased on a year-over-year basis across all of our focus market areas, likewise our revenue from legacy professional services contracts decreased by 41%, compared with the corresponding periods of fiscal 2009.  In the third quarter of fiscal 2010 and 2009, we had no revenue from core PA technology products.

Cost of Revenues

Costs of revenues for the three months ended September 30, 2010 were $942,074, a 40% decrease from $1,580,869 for the same period in 2009.  The decrease resulted primarily from lower subcontractor costs attributable to lower revenue as well as benefits from our ongoing program to optimize efficiency and reduce costs.

Gross Margin

In the third quarter of fiscal 2010, our gross margin percentage decreased by approximately 12% compared with the corresponding period of fiscal 2009. This decrease in gross margin percentage for the third quarter of fiscal 2010 was the result of a decline in our service gross margin.

Operating Expenses

For the third quarter operating expenses of fiscal 2010 increased by approximately 39% compared with the corresponding period of fiscal 2009.  The increase was attributable to higher headcount-related expenses, including variable compensation expenses (ie stock based), and higher discretionary expenses. Operating expenses for the three months ended September 30, 2010, which include indirect labor, professional fees, travel, rent, general and administrative, stock issued for services, stock based compensation, and depreciation, increased $121,455 to $430,778 from $309,323 for the same period in 2009.

Other Income (Expense)

Other income increased $50,635 in the three months ended September 30, 2010 compared to the same period in 2009. The increase is attributable to the fair value increase in the derivative liability of $102,054 offset by the increase in the amortization of debt discount of $45,178 and an increase in interest expense of $6,160.

Nine Months Ended September 30, 2010 and 2009

Revenue

Revenue for the nine months ended September 30, 2010 was $3,813,288, a decrease from $5,636,895 for the same period in 2009. For the nine months ended September 30, 2010, our total revenue decreased by 32.4% on a year-over-year basis, reflecting what we believe to be an uncertain economic environment across all of our focus market areas. From a customer market perspective, we did not see an improved environment for capital expenditures across our enterprise, commercial, and government markets, during the nine months of fiscal 2010. In the nine months of fiscal 2010, our revenue from professional services contracts decreased by 26% compared with the corresponding periods of fiscal 2009.  In the nine months of fiscal 2010 and 2009, we had no revenue from core PA technology products.

Cost of Revenues

Costs of revenues for the nine months ended September 30, 2010 were $3,443,110, a 19% decrease from $4,260,238 for the same period in 2009.  The decrease resulted primarily from lower subcontractor costs attributable to lower revenue and there were limited new contracts during the period.

Gross Margin

In the nine months of fiscal 2010, our gross margin percentage decreased by approximately 73% compared with the corresponding period of fiscal 2009. This decrease in gross margin percentage was the result of a decline in our service gross margin.

Operating Expenses

For the nine months, operating expenses of fiscal 2010 increased by approximately 80% from the corresponding period of fiscal 2009. The increase was attributable to higher headcount-related expenses, including variable compensation expenses (ie stock based), and higher discretionary expenses such as accounting fees associated with yearly and quarterly audits. Operating expenses for the nine months ended September 30, 2010, which include indirect labor, professional fees, travel, rent, general and administrative, stock issued for services, stock based compensation, and depreciation, increased $662,170 to $1,487,959 from $825,789 for the same period in 2009.  Depreciation decreased by $5,316 as certain fixed assets became fully depreciated and no fixed assets were acquired during the nine months ending September 30, 2010 from the same period in 2009.

Other Income (Expense)

Other income decreased $55,396 in the nine months ended September 30, 2010 compared to the same period in  2009. The increase in expense is attributable to the fair value increase in the derivative liability of $121,922 offset by the increase in the amortization of debt discount of $150,494, and an increase in interest expense of $26,824.

Factors That May Impact Net Sales and Gross Margin

Product sales may continue to be affected by multiple factors, including the continuing national economic downturn and related market uncertainty, which have resulted in reduced or cautious spending in our enterprise, commercial and government markets; changes in the national economic conditions; competition, including price-focused competitors; new product introductions; sales cycles and product implementation cycles; changes in the mix of our customers between government and commercial markets; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. For additional factors that may impact net product sales, see “Part II, Item 1A Risk Factors.” Product gross margin may be adversely affected in the future by changes in the mix of products sold, including further periods of increased growth of some of our lower margin products; introduction of new products, changes in distribution channels; price competition, the timing of revenue recognition; sales discounts; increases in material or labor costs; warranty costs; and the extent to which we successfully execute on our strategy and operating plans. Service gross margin may be impacted by various factors such as the change in mix between technical support services and advanced services, the timing of technical support service contract initiations and renewals, and the timing of our strategic investments in headcount and resources to support this business.

Liquidity and Capital Resources

We had cash of $73,979 and a working capital deficit of $3,292,735 as of September 30, 2010.  During the nine months ended September 30, 2010, we used approximately $120,110 of cash from our operations.  Operations were funded primarily from the consulting revenue generated in this period.

We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses in light of the recent merger. We are currently expending approximately $40,037 per month to support our operations. Our current business plan anticipates fiscal 2010 expenditures of approximately $35,500 per month for the next three months. We expect to raise additional financing through the sale of our common stock during the fourth quarter of fiscal 2010 to supplement the cash generated from the services that are provided through our contract backlog that we believe will be sufficient to fund our operations through the end of the second quarter of 2011. If we are unable to generate sufficient cash through the sale of our stock it will be necessary for us to significantly reduce expenses to stay in business. Although we believe the additional capital we will require will be provided through one of these sources, we cannot assure you that we will be successful in these financing efforts or find financing at acceptable prices. Our failure to generate such revenue, reduce expenses or obtain necessary financing could impair our ability to stay in business and raises substantial doubt about our ability to remain as a going concern.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4T.                      Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act” )) as of September 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective due to the existence of material weaknesses in our internal control over financial reporting discussed in our Annual Report on Form 10-K for the quarter ended December 31, 2009 and which remain unremediated.

Changes in internal control over financial reporting.

During the last fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                      Legal Proceedings.

Arnold Worldwide, Inc., the landlord of InferX at its former premises at 1600 International Drive, Suite 110, McLean, Virginia 22102, commenced an action against InferX in the General District Court of Fairfax County, on August 25, 2008, seeking (i) damages, including rent due under the sublease between InferX and Arnold Worldwide, late fees due under the sublease, attorney’s fees due under the sublease, and interest, for a total amount claimed of $180,066.53; and (ii) an order for possession of the Premises.  Though the Company disputes the amount outstanding, it has made a good faith gesture to resolve this matter by making a payment of $30,000 on September 12, 2008, and entered into good-faith discussions to resolve the issue with Arnold Worldwide.  The Company agreed to the entry of a Consent Order of Possession that allowed Arnold Worldwide to take possession of the premises. The lease for the premises at 1600 International Drive terminated November 30, 2008.

Item 1A.                      Risk Factors.

We face intense competition.

Our business is rapidly evolving and intensely competitive and is subject to changing technology, shifting user needs, and frequent introductions of new products and services. We have many competitors from different industries, including providers of online products and services. Our current and potential competitors range from large and established companies to emerging start-ups. Established companies have longer operating histories and more established relationships with customers and end users, and they can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing aggressively in research and development, and competing aggressively for customers and market share. Emerging start-ups may be able to innovate and provide products and services faster than we can. If our competitors are more successful than we are in developing compelling products or in attracting and retaining clients, our revenues and growth rates could decline.

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

We generated 93% of our revenues in 2009 and an average of 93% of our revenues in the first three quarters of 2010 from our federal government contracts.  The federal government can generally terminate their contracts with us at any time, without cause, for the benefit and convenience of the government.

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

Item 6.                      Exhibits.

10.1	Amendment to Debenture and Warrants dated July 7, 2010
31	Certification of the Principal Executive, Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2010	InferX Corporation

	By:	/s/ Vijay Suri
Vijay Suri, President, CEO and CFO
(Principal Executive, Financial and
Accounting Officer)