Form 10-K
period 2010-12-31
INFERX CORP
filed 2011-04-15
CIK 1329548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-51720

InferX Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	54-1614664
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

46950 Jennings Farm Drive, Suite 290 Sterling, Virginia	20164-8679
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 444-6030
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒

The issuer’s revenues for the most recent fiscal year, ended December 31, 2010, were $4,712,299.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price, at which the common equity was last sold as of the last business day of the registrant’s most recently completed fiscal quarter, was approximately $5,300,815.

As of April 12, 2011 there were outstanding 17,833,657 shares of the registrant’s common stock, $.0001 par value.

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

We believe that we are the market leader in next generation distributed predictive analytics (PA) enterprise software solutions.  We have pioneered and commercialized a powerful, patented suite of advanced analytical solutions that direct decision making and improve corporate performance across the enterprise.  We are targeting our solution towards select sub-subsectors in the healthcare, financial services and public sectors to address significant ROI opportunities.

PA enterprise software solutions direct decision making by applying a combination of advanced analytics and decision optimization to an organization’s enterprise data, with the objective of improving business processes to meet specific organization goals.  It accomplishes this through the application of algorithms that process historical data, “learn” what has happened in the past and create models that can be applied to make decisions about current or future cases.  The PA solutions also identify “needles in a haystack” by identifying “clusters” of data with similar characteristics that are not easily identifiable by the end user.

Traditional business intelligence (BI) tools extract relevant data in a structured way, aggregate it and present it in formats such as dashboards and reports.  BI tools are more exploratory than decision-oriented, helping businesses understand performance and trends, but generally not directing future actions or decisions based on what has been observed.  Any attempts at using BI platforms to offer predictive insights are based on “deductive” technology (i.e. regression analysis), where “experts” create initial rules or hypotheses about the patterns and relationships that exist within the data based on their personal experience (i.e., who is a credit risk, what parameters create a potential risk, what medical indicators suggest a possible adverse drug reaction, etc.).  Decisions based on a deductive technology approach however are only as good as the initial rules, hypotheses or data variables that directed the analysis.

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

We believe that as (i) data environments grow larger and more complex; (ii) businesses attempt to incorporate unstructured data; including email and other text, into robust decision making algorithms; and (iii) businesses demand that PA firms simplify the way predictive models are built and allow non-statisticians make sense and act upon the resulting analysis, our technology solutions are uniquely positioned to capitalize on these trends in the industry.

Corporate History

Our company was incorporated in Delaware in May 2005 under the name Black Nickel Acquisition Corporation I.  From inception to October 2006, we were a “shell company” with no business or operations and only nominal assets.  In October 2006, we acquired and merged with InferX Corporation, a Virginia corporation formed in 1992 (InferX Virginia), and succeeded to its business as our sole line of business.  In connection with the merger, we changed our name to “InferX Corporation.”

InferX Virginia was formed in August 2006 by the merger of the former InferX Corporation, a Delaware corporation (InferX Delaware), with and into Datamat Systems Research, Inc., a Virginia corporation and an affiliate of InferX Delaware through common ownership (“Datamat”), pursuant to which Datamat was the surviving corporation and changed its name to “InferX Corporation.”  Datamat was formed in 1992 as a professional services research and development firm, specializing in technology for distributed analysis of sensory data relating to airborne missile threats under contracts with the Missile Defense Agency and other Department of Defense (DoD) contracts.  InferX Delaware was formed in 1999 to commercialize Datamat’s missile defense technology to build applications of real time predictive analytics.  The original technology was developed in part with grants by the Missile Defense Agency.

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

In 2005-2006, our software was used in a project with Care Guide (formerly PatientInfo Systems) for cost prediction in medical claims.  Medical claims data was used to identify health plan enrollees who were at abnormally high risk for future medical costs.  Early identification such as these can result in substantial future savings.  The current model’s prediction accuracy was 40%.  The effectiveness of our prediction resulted in 70% accuracy; which was well above the industry standard.

On October 27, 2009, we merged with The Irus Group, Inc., a company providing consulting services in the business intelligence (BI) market.  The Irus Group specialized in the planning, implementation and development of complex BI and corporate performance management solutions for government, financial services, retail and healthcare clients.  Since its founding in 1996, The Irus Group has conducted engagements for over 200 clients, including MasterCard, JP Morgan Chase, ConAgra, US Navy, US Army, US Air Force, and the Peace Corps.  We initiated the merger both to obtain additional financial support in advance of the full roll out of our enterprise software solutions and to serve as a source of sales leads for our PA enterprise software product.  We believe that our PA product suite has been enhanced with the BI expertise gained through the merger and is being offered through many of the legacy BI consulting relationships as a large scale enterprise solution for the three targeted verticals – health care, financial services and the public sector.

Market Opportunity

Industry estimates put the business analytics market size at $105 billion, with a compound annual growth rate (CAGR) of 8%.  IBM's CIO study revealed that 83% of business leaders identified analytics as a top priority for their businesses (The Economic Times - May 11, 2010.)

The market research firm IDC stated that the business analytics market grew by 10% in 2008.  From 2008 to 2013, sales are expected to continue to rise at a CAGR of 7.2%.

IDC estimated the size of the advanced analytic software market at $1.5 billion in 2008, which is a subset of business analytics, representing a CAGR of 11.5% since 2005; the first year IDC identified advanced analytics as the emerging third market product cycle.  IDC further estimates that the advanced analytics market will grow to $2.2 billion through 2012, representing a CAGR of 9.7% over that period.

(http://www.businessintelligence.info/docs/revistas/bispain_tendencias_business_intelligence.pdf - Sept. 18, 2009)

IDC defines the Advanced Analytic marketplace as including both (i) advanced BI applications with deductive technology; and (ii) inductive PA applications, but does not break down their respective market sizes.  InferX is focused exclusively on solutions in the latter, however does intend to sell its applications to BI providers as an enhancement for their existing platforms.

The Advanced Analytic marketplace is currently dominated by two companies, SAS and SPSS (an IBM company), which enjoyed market share in 2008 of 33% and 15%, respectively.  The remainder of the market is fragmented with no one company controlling over 2% of the market.

We believe that the latest industry trends towards distributive analytics will drive its growth in the marketplace.  We further believe that we have the unique advantage of having the sole proprietary patented solution to provide sophisticated PA across distributed data organizations to analyze and create decision based models using both structured and unstructured data.

Our Product Offerings

We target healthcare, financial services and public sector customers with (i) PA enterprise software products and solutions; and (ii) BI and corporate performance implementation, training and maintenance consulting services.  Although our revenues are primarily from our consulting business, we believe that we will emerge as primarily a PA enterprise software firm.

Predictive Analytic Enterprise Software

Our PA enterprise software offerings are a common platform capable of supporting multiple discreet PA applications.  The common platform, as discussed above, is our Distributed Data Analytics (D2A) tool enabling the real time analysis of complex, disparate and widely distributed data.  Through our D2A platform we offer three distinct PA solutions that can be used individually or collaboratively to develop comprehensive decision based models for the enterprise: (i) InferAgent; (ii) InferText; and (iii) InferCluster.

InferAgent

InferAgent provides the customer with the power to access, analyze and perform PA on structured data from distributed relational database management system (RDBMS) databases, all without the need to move the data to a centralized data warehouse or worry about its format.  The InferAgent PA process uses Modeling Agents, Collaboration Servers and Decision Agents to direct decision centric model construction and predictive insights.

Modeling Agent (MA) - The MA component is installed at the client site where it can access the individual database. It acts as the main component for knowledge discovery from that individual dataset by mining information and inferring decision rule models.

Collaborative Servers (CS) - The CS is the “special sauce” that enables the truly distributive capability.  CS is the mediator between the various MAs, resulting in a set of global rules generated by the partial contribution of each MA.

Decision Agent (DA) - The DA component is also installed across individual datasets and uses the global model and rules developed through the interaction of the MAs and CS to generate predictive insights that guide decision actions at the individual location in response to newly acquired local data.

InferText

InferText provides the customer with the power to access, analyze and perform PA on unstructured data, including emails, blogs, written forms, etc., all without the need to move the data to a centralized data warehouse or worry about its format.  At the core of the InferText product is the Concept Extractor subsystem that can extract key concepts from unstructured data sources that are of significance to the PA task at hand.  InferText uses the same MA, CS and DA capabilities described above to direct decision centric model construction and predictive insights.  InferText also works in tandem with InferAgent to provide decision rules and predictive insights based on both structured and unstructured data.

InferCluster

Unlike the collaborative interaction between InferAgent and InferText, InferCluster is a standalone component of our D2A platform designed to assign sets of observations into subsets (called clusters) so that observations in the same cluster are similar in some sense.  In this task, InferCluster works with structured data from RDBMS databases, all without the need to move the data to a centralized data warehouse or worry about its format.  The process of identifying clusters is similar to the MA, CS, DA process described above, with the exception that MAs are replaced with Cluster Agents (CA) which mine information from the individual database, communicate with the CS and create the clusters with a rule based representation.  InferCluster is particularly well suited to fraud detection solutions, where identifying patterns among data outliers is important for success.

Solutions

We are able to market actionable PA solutions to potential customers based on our core product above.  As we continue to execute on our business plan, we intend to further customize our core offerings into targeted applications designed to address specific sub-issues for healthcare, financial services and public sector customers.

 Due to the current trends of hospitals implementing Electronic Health Records (EHR), our core product would offer a prospective tracking of core measures. We intend to work with EHR companies as add-on software to proactively analyze the data and predict the outcomes from the hospitals data.  Using our core technology as a base, we are partnering with technology companies and academic institutions to create the following healthcare solutions:

•
Our initial healthcare product offering is designed to enhance healthcare provider performance and reduce overall healthcare delivery costs.  The solution correlates and assesses information from direct observation, practice patterns, aggregated analysis, patient outcomes, complaints and comparative performance measurements.  Our offering will enhance healthcare delivery outcomes by expediting Ongoing Physicians Performance Evaluation (OPPE); a mandate created by The Joint Commission (TJC).

•
Our second product offering in healthcare is in response to TJC and “Centers for Medicare and Medicaid Services (CMS) mandates which requires each hospital to submit core measures and other quality measures data, based on hospital competency in order to receive 100% payment.  Non-participating hospitals will receive 2% reduction in payment.  The system is capable of analyzing clinical data prospectively as the patients go through various stages of hospitalization.

•
Our third product offering in healthcare is a web-based solution for acute kidney injury (AKI) to predict the risk score index for new patients coming into emergency rooms of hospitals and/or in acute care medical facilities.

•
We are in discussions with an academic institution’s Cancer Research department where we have proposed InferX technology for analyzing clinical or research data (dispersed structured and unstructured data), while simultaneously providing tools to advance the knowledge and practice of Cancer Research.  Our technology can provide solutions by using clustering and classification models.  These may easily be utilized to solve those decision problems which arise frequently in clinical and research medicine.  Traditional approaches in clinical or research medicine do not provide these overall capabilities; hence, we believe that our technology provides unique value.

The company is partnering with a technology company to solve the issue of “Audit Anomaly Detection”, using InferCluster as the core product, for the financial services sector:

•
The typical auditing process ascertains whether the financial statements of a company conform to the generally accepted accounting principles (GAAP) and SEC guidelines.  The sheer volume of accounting transactions reported by public companies is outpacing the auditor’s ability to analyze them.

•
Our solution enhances the auditor’s current toolset by discovering Transactions of Interest (TOI) that could lead to the identification of compliance failures, fraud detection and material misstatements.

Business Intelligence and Corporate Performance Consulting

Our BI and corporate performance consulting services represent the legacy business gained through the merger with The Irus Group.  We have been and are currently engaged in various consulting engagements across the public sector as well as with private sector healthcare and financial services clients.  We have particular domain expertise in enterprise budgeting and planning, specifically assisting our clients to understand:

•	Receivables and payables analysis

•	Customer profitability

•	Product profitability

•	Regulatory compliance

•	Expense management

•	Cash flow analysis

Value Proposition

Our next generation PA technology offers a host of tangible, ancillary benefits to potential customers across its targeted healthcare, financial services and public sector verticals.  We believe that the real value proposition for all customers is based upon our patented and proprietary D2A platform which differentiates us from traditional PA providers and second generation database competitors.  We believe that our value proposition is manifested in three positive outcomes:

Complete Analysis

Our D2A platform allows PA analysis to be performed on all sources of relevant data, regardless of its location, format (structured or unstructured) or privacy/security constraints.  This ability to bring to bear all relevant data for PA analysis provides for more complete decision rules and models when compared to competing PA solutions.  Our platform allows the unique ability to identify “Known Knowns; Known Unknowns; and Unknown Unknowns”.

Faster Analysis

Speed of analysis depends in large part on the amount of data that must be moved to be processed by our PA application.  We believe that our D2A platform is unique in that it brings the PA to the sources of data as opposed to traditional solutions which send data to the PA platform.  This efficient distributive analytic process allows for “real time” data feeds to influence and direct dynamic “real time” decisions rules and models.  While not all enterprises require real time capability, certain highly sensitive functions, such as border enforcement and credit card fraud prevention, require this type of speed in order to be effective.

Reduced Costs

Our next generation distributed PA system reduces or eliminates the need for a consolidated data warehouse, which typically accounts for 50% to 75% of traditional PA implementation costs, adds 6 to 9 months implementation time, and creates the need for additional and comprehensive on-going support.

Strategy

We believe that we are well-positioned to capitalize on industry trends to (i) exploit our proprietary distributive core competency; (ii) target complex and underserved sub-markets within the healthcare, financial services and public sectors with sophisticated solutions yielding large return on investment (ROI); and (iii) leverage InferX’s unique capability to provide added functionality and value to other companies’ solutions.

Exploit Proprietary Distributive Capability

While we have several PA solutions for our customer base, the primary advantage each solution shares is the ability to function in real time in a distributive data environment.  We believe that industry leaders have begun to recognize that for reasons of efficiency, cost and security, PA needs to be brought to the data instead of the traditional method of moving data to the PA.  While first generation PA providers, namely SAS and IBM SPSS have yet to address this issue, select second generation competitors in the marketplace (Teradata, Oracle, Netezza (an IBM company) are pursuing in-database analytics to address these concerns.  All in-database solutions in practice have significant drawbacks, the most obvious being “Islands of PA” where an enterprise with multiple databases performing in-database analytics are unable to communicate with each other to provide a comprehensive, fully informed PA decision model.  We have developed a truly distributed data platform where its PA solutions can simultaneously analyze data in multiple remote locations with disparate formats (structured and unstructured) without the need to move the data to a central data warehouse.  We view this platform as the next generation of PA and intend to exploit this proprietary and patented competitive advantage in the marketplace.

Target Select Opportunities in Public Sector, Healthcare and Finance

Our distributive PA solutions have several core attributes versus traditional offerings, including (i) completeness and accuracy; (ii) speed; (iii) lowered costs; and (iv) privacy and security.  While most PA providers have focused their energies and products on consumer oriented customer relationship management (CRM) solutions, we target sophisticated solutions toward select subsectors in the healthcare, financial services and public sectors to address significant ROI opportunities.  Our software has already been demonstrated or has applicability in the following:

Public sector

•	Federal Communication Commission (FCC) - Detection of fraud (collusions) in spectrum auctions

•	Department of the Navy - Prediction of aircraft readiness based on maintenance data

•	Securities Exchange Commission (SEC) - Identification of fraudulent financial statements

Healthcare

•	Major Health Provider Corporations Ongoing Physicians Performance Evaluation (OPPE)

•	Veterans Affairs (VA) & National Institute of Health (NIH) - Identification of trauma patients propensity for kidney failure

Financial Services

•	Major Accounting firms and the US Government - Fraud detection in financial transactions

•	Leverage existing Business Intelligence client base

Patents and Trademarks

We developed our technology primarily under Small Business Innovative Research contracts with the federal government. These government contracts allowed us to retain ownership of the intellectual property.  Our technology is protected by the following patents:

Patent	Information	Dates	Status
Knowledge Inferencing And Data Visualization Method And System (InferView)	U.S. Serial No.: 7,428,545	Filed July 2003 Issued: September 23, 2008	Issued

Distributed Data Mining And Compression Method And System (InferAgent)	US Patent No.: 7,308,436	Filed July 2003 Issued: December 11, 2007 Expires April 2024	Issued

A hybrid Bayesian decision tree for classification	Full application US Serial: 11/090,364	Filed March 25, 2005	Abandoned

Distributed Clustering Method (InferCluster)	Full application US Serial: 11/904,982	Filed September 28, 2007	Pending

A Distributed Method for Integrating Data Mining and Text Categorization Techniques (InferText)	Full application US Serial: 11/904,674	Filed September 28, 2007	Pending

Supply Chain Risk Assessment Application	Full application US Serial: 12/069,948	Filed February 2008	Pending

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

Companies such as SAS; IBM SPSS; FICO; Angoss Software Corporation; Megaputer Intelligence, Inc.; and TIBCO Software Inc. (Insightful) offer stand-alone software systems that perform predictive analysis on single desktops and servers.  InferAgent can operate on multiple, geographically-dispersed computers.

Oracle Corporation and Teradata provide “in-database analytics” analytical tools that only operate within their respective proprietary database products.  InferAgent can operate with multiple databases, regardless of the underlying database format.

Companies such as Infoglide Software Corporation,, Knowledge Computing Corporation (i2 Inc.), Exegy Inc. and Dulles Research, LLC, market software that can perform discovery over networks and distributed data sources.  We believe that their software has no predictive analytic capabilities and generally provides only for discrete pattern matching, such as matching of names, phone numbers, IP addresses, etc.

•	We believe our products offer the following advantages compared to our competition:

•	Able to access and mine remote data

•	Provide predictive analysis where many future risks and opportunities can be identified

•	Work with multiple databases in different formats

•	Integrate both structured and unstructured analysis

•	Preserve the privacy of data

•	Maintain the security and ownership of data

•	Reduce or eliminate the need for creating data warehouses

•	Provide near real time analysis and prediction

We believe access to additional data sources beyond those in a data warehouse provides a better basis for more accurate analysis and decision making. Also, we believe that the diminished need for a data warehouse will result in cost and time savings and reduce on-going support and maintenance expenses. Accordingly, we believe using our systems can result in a significant return on investment.

Sales and Marketing

Channels

Our three-pronged sales channel strategy for our next generation PA solution offerings consists of: (i) a direct sales force, (ii) vendor relationships and (iii) select strategic partnerships across our targeted healthcare, financial services and public sector verticals.

Direct Sales

Our direct sales strategy targets potential end users of our next generation PA solutions, particularly those customers who are currently using an advanced BI platform.  Our current sales efforts are led by our executive management team.  We intend to add approximately four sales representatives by the end of 2011 assuming that we have the funds to engage them.

Vendor Relationships

Our vendor relationship sales strategy targets select BI vendors who would benefit from having a PA offering on their platform.  Similar to the direct sales strategy discussed above, we are leveraging our legacy consulting relationships to drive sales opportunities in this channel.  An example of this sales approach is our partnership with the IBM Cognos BI and performance management software platform to add PA functionality to an aircraft readiness solution for the US Navy.  We may not be successful in receiving a contract from the US Navy for aircraft readiness.

Unique Value of InferX Technology in Clinical Research

We provide a unique capability to provide analysis of distributed data with hundreds of parameters which may be disparate or disjointed.  The analyzed data itself may be either wholly structured or unstructured, or any combination of the two.  We believe that this wide latitude in selecting data makes it ideal for use in clinical or patient research data.  We use agent technology to obtain partial decisions from local information repositories.  Therefore, only partial decisions are transferred between systems, not data.  This allows scalability while preserving privacy and protecting sensitive information.  Our technology can provide solutions by using clustering and classification models.  These may easily be utilized to solve those decision problems which arise frequently in clinical and research medicine.  Traditional approaches in clinical or research medicine do not provide these overall capabilities; hence, we believe that our technology is of unique value.

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

Employees

We have 38 employees: 38 full-time employees, 4 of who devote at least a portion of their time to sales and marketing, 4 executive employees, and 1 administrative employee, 5 of our employees are members of management.  To the best of our knowledge, we are in compliance with local prevailing wage, contractor licensing and insurance regulations. None of our employees is represented by any collective bargaining agreement, and our relationship with our employees is good.

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

As of the date of this filing, our directors and executive officers beneficially owned 11,806,152 shares, or approximately 66.2%, of our outstanding common stock in the aggregate.  Because of the large percentage of stock held by our directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our stockholders.

If we were to lose the services of Dr. Jerzy Bala, Ray Piluso, Vijay Suri , or B.K. Gogia, or other members of our senior management team, we may not be able to execute our business strategy.

Our future success depends in a large part upon the continued service of key members of our senior management team.  In particular, our CEO, Vijay Suri, and B.K. Gogia our Chairman, Dr. Jerzy Bala, our Chief Technology Officer, and Raimondo Piluso, Chief Operating Officer, are critical to the overall management of InferX Corporation as well as the development of our technology, our culture, and our strategic direction.  The loss of or unavailability of the services of any one of these individuals would have a material adverse effect on our business prospects and/or potential earning capacity.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel, hire qualified personnel, or maintain our corporate culture, we may not be able to grow effectively.

Our performance largely depends on the talents and efforts of highly skilled individuals.  Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization.  Competition in our industry for qualified employees is intense, and some of our competitors have directly targeted our employees.  In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees.  Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

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

We currently have received two patents and have filed four provisional patents, awaiting determination.  While we believe that we have a proprietary position in component technologies for our products, our ability to compete effectively will depend, in part, on our ability to protect our proprietary technologies, processes and designs, to secure patents for the applications we have pending and to protect those patents that we may secure.  We do not know whether any of our pending patent applications will be issued or, if issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes.  Even if all of our patent applications are issued and are sufficiently broad, our patents may be challenged or invalidated.

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

Revenues derived from federal government contracts accounted for 99% of our revenues in fiscal 2010.  We expect that government contracts will continue to be a significant source of our revenues for the foreseeable future.  Our business generated from government contracts may be adversely affected if:

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

There is currently a limited trading market for our common stock and a more active trading market for our common stock may never develop or be sustained.  The market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, general market conditions and other factors.  In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock without regard to our operating performance. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future.  We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.  Furthermore, for companies such as us whose securities are quoted on the OTC Bulletin Board, it is more difficult (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (iii) to obtain needed capital.  These factors may negatively impact your ability to sell shares of our common stock and the price you receive.

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

Our existing capital is insufficient to fund our operations beyond the second quarter of 2011.  We believe the anticipated revenues from potential customer contracts along with the sale of a limited amount of equity will enable us to meet our financial obligations as they become due.  However, we are not generating sufficient revenues to increase our working capital or to carry out our proposed business objectives and continue to operate as a going concern beyond the near term, and we need to obtain additional financing or reduce our expenses by curtailing our operations.

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

Our audited financial statements for the years ended December 31, 2010 and 2009 have been prepared under the assumption that we will continue as a going concern.  Our independent registered public accounting firms have issued their reports dated April 13, 2011 and May 20, 2010 in connection with the audits of our financial statements for the years ended December 31, 2010 and 2009 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our having sustained operating losses and capital deficits from operations.  The fact that we have received this “going concern opinion” from our independent registered public accounting firm will likely make it more difficult for us to raise capital on favorable terms and could hinder, to some extent, our operations.  Additionally, if we are not able to continue as a going concern, it is likely that stockholders will lose all of their investment.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 1B.	Unresolved Staff Comments.

The Company has received no written comments from the SEC staff regarding its periodic or current reports as filed under the Securities Exchange Act of 1934, nor on any filings made pursuant to the Securities Act of 1933, that remain unaddressed or unresolved as of the filing date of this Report.

Item 2.	Description of Property.

We lease approximately 3,200 square feet of office space at 46950 Jennings Farm Drive, Suite 290, Sterling, Virginia pursuant to a lease which expires in May 30, 2013.  Our lease provides for an annual rental of approximately $78,000, which is subject to annual escalations of 3.5%.  The space can house approximately 20 to 23 staff.  We believe that our facilities are currently adequate for our needs and that additional space is readily available should we need it.

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

Market Information

Transactions in our common stock are presently quoted the OTC Bulletin Board under the symbol “NFRX”. Quotation of transaction in our common stock commenced on December 5, 2007.

The closing bid prices for our common stock for the period from December 31, 2009 through December 31, 2010, as reported by OTC Markets Inc.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

Fiscal Year Ended December 31, 2009:
First Quarter (January 1, 2009 – March 31, 2009)	$.019	$.015
Second Quarter (April 1, 2009 – June 30, 2009)	.01	.01
Third Quarter (July 1, 2009 – September 30, 2009)	.17	.17
Fourth Quarter (October 1, 2009 – December 31, 2009)	.19	.15

Fiscal Year Ended December 31, 2010:
First Quarter (January 1, 2010 – March 31, 2010)	$.49	$.12
Second Quarter (April 1, 2010 – June 30, 2010)	.35	.17
Third Quarter (July 1, 2010 – September 30, 2010)	.19	.05
Fourth Quarter (October 1, 2010 – December 31, 2010)	.23	.05

Holders

As of April 13, 2011, there were 81 record stockholders of 17,883,657 issued and outstanding shares of our common stock.

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

The information set forth and discussed in this Management’s Discussion and Analysis or Plan of Operation is derived from our financial statements and the related notes, which are included.  The following information and discussion should be read in conjunction with those financial statements and notes, as well as the information provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010.

Overview

InferX is a leading provider of next generation Predictive Analytics and Business Intelligence solutions for financial services, healthcare, and government enterprises.  Our solutions include a wide variety of innovative technologies that provide critical results for challenges such as healthcare fraud mitigation, financial services risk management and complex intelligence analysis, to name a few.  We have pioneered and commercialized a suite of powerful patented technologies for advanced analytical solutions that direct decision making and improve corporate performance across the entire enterprise.  Our solutions are targeted towards select sub-subsectors within the healthcare, financial services and public sector markets to address significant ROI opportunities for our clients.   Through broad, diversified market adoption of our predictive data analytical solutions, InferX plays a critical role in promoting the safety and security of our nation's assets and its citizens, while also empowering commercial enterprises with the knowledge and material insight necessary to maximize profits.

Predictive analytics helps organizations make better decisions by providing empirical, objective and consistent method of evaluating transactions, customers, or shippers in this context — and doing it at high volumes using disparate and geographically dispersed enterprise databases.  These models are often "behavioral" because they may be used to predict future behavior of account or customer actions in regard to; e.g. likelihood of fraudulent behavior.  By enabling organizations to instantly differentiate between desirable and undesirable business, predictive models allow them to control the level of risk they are willing to assume and actions to increase profitability.  Our patented and patent-pending products simultaneously analyze data in multiple remote locations with disparate formats without the need to move the data to a central data warehouse, thereby preserving the privacy and security of the data.

Since inception, InferX has evolved from a leading technical, database research and development firm to its current position as a developer of the next generation predictive analytics technology.  InferX and its predecessor Datamat Systems Research, Inc. have been in business since 1992, originally as a professional services research and development firm, specializing in technology for distributed analysis of sensory data relating to airborne missile threats under contracts with the Missile Defense Agency (MDA) and other Department of Defense (DoD) contracts.  InferX Delaware was formed in 1999 to commercialize Datamat's missile defense technology to build applications of real time predictive analytics.  InferX and Datamat were merged together in August 2006.  In October 2006 InferX became public by completing a "reverse merger" with Black Nickel Acquisition Corp. which was a fully reporting "shell company".

On March 16, 2009, InferX entered into an agreement and plan of reorganization (the “Merger Agreement”) with the Irus Group, Inc. to effect a reverse triangular merger between The Irus Group, Inc. and the Company’s wholly-owned subsidiary, Irus Acquisition Corp. (formed for the purpose of completing this transaction).  The Merger Agreement was then amended on June 15, 2009 (the “First Amended and Restated Agreement”) to reflect the change in the amount of the issued shares to Irus in the transaction.  Under the terms of the First Amended and Restated Agreement, the issued and outstanding shares of The Irus Group common stock was automatically converted into the right to receive 56% of the issued and outstanding shares of the Company’s common stock.  On October 28, 2009 the merger was completed.

The Irus Group, Inc., founded in 1996, has emerged as a star consulting firm specializing in bridging corporate performance management and business intelligence systems to help clients answer tough business questions.  Irus’ specific domain expertise revolved around the planning, consulting, implementation and development of complex business intelligence solutions.  The Irus Group developed a deep understanding and breadth of knowledge in enterprise budgeting and planning systems, allowing Irus to provide their customers marry critical systems and processes for business intelligence into corporate performance management solutions.

Irus’ strategic approach, coupled with broad business understanding, and proven processes, tied to technical proficiency in major business intelligence, corporate performance management, and budgeting and planning applications, help improve client business performance.  Notably, Irus provided clients comprehensive support for their financial and operational management processes, which included: capture of critical business functional requirements; strategic planning for future growth and expansion; systems development and implementation; and training.  Irus successfully implemented projects across a broad cross-section of clients in the United States and Canada, which have included government, financial services, retail, manufacturing, and telecommunications.

Historically, we have derived nearly all of our sales revenues under federal government contracts.  Under these contracts, we performed several critical tasks, including research and development and professional services consulting.  Through terms of the contracts with our customers, we were able to retain ownership of the intellectual property associated with R&D efforts; which ultimately led to the creation of our current products.  In fiscal 2002, faced with the prospect of continuing to receive relatively small and uncertain margins associated with fixed price government contracts, and the inherent limit of the market size, we began to further develop our software as a commercial product, concentrating on building specific applications that we believed would meet the growing needs of our potential new customers.  In fiscal 2003, we sold our first commercial licenses and, since fiscal 2004, all of our revenues have derived from government contracts.

The InferX Corporation continues to enjoy a solid performance record for quality and on-time performance with our US Government clients.  Our services business consists of professional IT consulting focused on business intelligence and corporate performance management and predictive analytics support.  As a result of our merger with the Irus Group, we expanded and enhanced our customer base and services offerings, which we believe will increase our revenues and expenses in comparison to recent periods.  Our services business, which represented over 99% of our total revenues in fiscal 2010 and 2009, respectively, has significantly lower margins than our software business.  The proportion of our services revenues relative to our total revenues in fiscal 2010 was affected by our continued focus on the PA software side of the business and the continued uncertainty of the US Government budget.

Consulting:  Our consulting line of business is comprised of two operating segments: (i) providing services to our customers in support of their corporate enterprise predictive and advanced analytics requirements; and (ii) provides services to BI customers in enterprise architecture design and implementation; business / IT strategy alignment; business process simplification; solution integration; and product implementation, enhancements, and upgrades.  Our consulting revenues are dependent upon general economic conditions and the level of product revenues, including the new software license sales of our application products.  To the extent we are able to grow our software products revenues; we would also generally expect to be able to grow our consulting revenues.

Software Business:  Our software business, which represented less than 1%, of our total revenues in fiscal 2010 and 2009 respectively, is comprised of two operating segments: (i) new software licenses and (ii) software license updates and product support.  The company made significant investment in developing new healthcare and financial services solutions working with partners as addressed in business section.  We expect that our software business’ total revenues in 2011 will increase due to the continued demand for our PA software products and software license updates and product support offerings.  InferX will continue to make further investments in R&D to meet customer demand and changing market conditions.  Future software revenues will significantly increase, as we bring to market our software-as-a-service (SaaS) and platform-as-a-service (PaaS) delivery models.

During fiscal year 2010, the Company placed great emphasis on the enhancement and development of our core technology products and the adaptation into market-sector specific solutions.  This concentration of effort resulted in higher overhead, on a year over year basis, consisting primarily of personnel related expenditures.  Key to our future, we intend to continue to invest significantly in our product research and development and market-driven technology solutions because they are essential to maintaining our competitive position.

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

Principles of Consolidation

The consolidated financial statements include those of InferX Corporation.

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

Computer Software Development Costs

The Company capitalized certain software development costs.  The Company capitalizes the cost of software in accordance with ASC 985-20 once technological feasibility has been demonstrated, as the Company has in the past sold, leased or otherwise marketed their software, and plans on doing so in the future.  The Company capitalizes costs incurred to develop and market their privacy preserving software during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants.  Amortization of such costs is based on the greater of (i) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (ii) the straight-line method over the remaining economic life of the software, typically five years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events.  The Company has not developed any software for internal use.

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

Stock-Based Compensation

In 2006, we adopted the provisions of ASC 718-10 “Share-Based Payments” (ASC 718-10) which requires recognition of stock-based compensation expense for all share-based payments based on fair value.  Share-based payment transactions within the scope of ASC 718-10 include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  This adoption had no effect on the Company’s operations.  Prior to January 1, 2006, we measured compensation expense for all of our share-based compensation using the intrinsic value method.

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

In February 2007, ASC 825-10, “The Fair Value Option for Financial Assets and Financial Liabilities” (ASC 825-10), was issued. This included an amendment of ASC 320-10, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement is expected to expand the use of fair value measurement.  ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

In December 2007, ASC 810-10-65, “Noncontrolling Interests in Consolidated Financial Statements,” (ASC 810-10-65), was issued. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited. Management is determining the impact that the adoption of ASC 810-10-651 will have on our consolidated financial position, results of operations or cash flows.

In December 2007, the Company adopted ASC 805, “Business Combinations” (ASC 805).  ASC 805 has the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.

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

In March 2008, ASC 815, Disclosures about Derivative Instruments and Hedging Activities” (ASC 815), was issued. ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities.  These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

In April 2008, ASC 350, “Determination of the Useful Life of Intangible Assets”, (ASC 350), was issued. ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The guidance is used for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350 will materially impact our financial position, results of operations or cash flows.

In May 2008, ASC 470-20, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (ASC 470-20), was issued. ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate.  ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company does not believe that the adoption of ASC 470-20 will have a material effect on its financial position, results of operations or cash flows.

In June 2008, ASC 815-40, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (ASC 815-40), was issued.  ASC 815-40 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative.  ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock.  The Company is determining what impact, if any, ASC 815-40 will have on its financial position, results of operations and cash flows.

In June 2008, ASC 470-20-65, “Transition Guidance for Conforming Changes to, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, (ASC 470-20-65), was issued. ASC 470-20-65 is effective for years ending after December 15, 2008.  The overall objective of ASC 470-20-65 is to provide for consistency in application of the standard.  The Company has computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements and does not believe that ASC 470-20-65 will have a material effect on that accounting.

In May 2009, ASC 855, “Subsequent Events”, (SFAS 165), was published. ASC 855 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. ASC 855 is effective for financial periods ending after June 15, 2009.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, “Fair Value Measurement and Disclosures (Topic 820)” (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, “Fair Value Measurements and Disclosures – Overall”, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques.  ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability.  ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements.  Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements (ASU 2010-06). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010.

The disclosures about the roll forward of information in Level 3 are required for the Company with its first interim filing in 2011.  The Company does not believe this standard will impact their financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”. This update addresses both the interaction of the requirements of Topic 855, “Subsequent Events”, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4). The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances. Adoption of ASU 2010-09 did not have a material impact on the Company’s results of operations or financial condition.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Years Ended December 31, 2010 and 2009

Revenue:  Our revenue for the year ended December 31, 2010 was $4,712,299, a decrease from $7,328,970 for the same period in 2009.  For the year ended December 31, 2010, our total revenue decreased by 36% on a year-over-year basis, reflecting what we believe to be an uncertain economic environment across all of our focus market areas; and continued instability of the US Government to enact a budget, which directly impacts our revenue delivered from government contracts.  From a customer market perspective, we did not see a significant improvement in the business environment for capital expenditures across our enterprise, commercial, and government markets, during the year ended December 31, 2010.  In 2010, our revenue from professional services contracts decreased by 36% compared with the corresponding periods of 2009.  In the 2010 and 2009, we had $24,000 and $0, respectively revenue from core PA technology products.

Cost of Revenues:  The costs of revenues for the year ended December 31, 2010 were $4,189,596, a 25% decrease from $5,594,395 for the same period in 2009.  The decrease resulted primarily from lower subcontractor costs attributable to lower revenue and limited new contracts during the period.

Gross Margin:  In the year ended December 31, 2010, our gross margin percentage decreased by approximately 70% compared with the corresponding period of 2009.  This decrease in gross margin percentage was the result of a decline in our service gross margin; and the conversion of several of the government contracts to fixed fee delivery contracts.

Operating Expenses:  For the year ended December 31, 2010, operating expenses decreased by approximately 10% from the corresponding period of 2009.  The decrease was attributable to a slight decrease of headcount-related expenses, including variable compensation expenses (i.e. stock based), and control of our discretionary expenses.  Operating expenses for the twelve months ended December 31, 2010, which include indirect labor, professional fees, travel, rent, general and administrative, stock issued for services, stock based compensation, and depreciation, decreased $215,512 to $1,957,349 from $2,172,861 for the same period in 2009.  Depreciation decreased by $3,332 as certain fixed assets became fully depreciated and no fixed assets were acquired during the year ending December 31, 2010 from the same period in 2009.

Other Income (Expense):  Other income decreased $392,879 in the year ended December 31, 2010 compared to the same period in 2009.  Three main factors affected this income decrease (expense increase): (i) Increase in the expense associated with the amortization of debt discount of $170,125; (ii) an increase in interest expense of $55,237; and (iii) a loss incurred through reevaluation and extinguishment of debt of $149,231.  A major portion of the loss was debt associated with the reevaluation of the amount owed to Arnold Worldwide.

Factors That May Impact Net Sales and Gross Margin

Product sales may continue to be affected by multiple factors, including the continuing slow recovery of the national business economic posture, challenges in federal government contracting and related market uncertainty, which have resulted in reduced or cautious spending in our enterprise, commercial and government markets; changes in the national economic conditions; competition, including price-focused competitors; new product introductions; sales cycles and product implementation cycles; changes in the mix of our customers between government and commercial markets; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer.  For additional factors that may impact net product sales, see “Part II, Item 1A Risk Factors.” Product gross margin may be adversely affected in the future by changes in the mix of products sold, including further periods of increased growth of some of our lower margin products; introduction of new products, changes in distribution channels; price competition, the timing of revenue recognition; sales discounts; increases in material or labor costs; warranty costs; and the extent to which we successfully execute on our strategy and operating plans. Service gross margin may be impacted by various factors such as the change in mix between technical support services and advanced services, the timing of technical support service contract initiations and renewals, and the timing of our strategic investments in headcount and resources to support this business.

Liquidity and Capital Resources

We had cash of $32,828 at December 31, 2010 and a working capital deficit of $3,890,136 as of December 31, 2010.  The Company’s cash flows decreased $17,161 in 2010, solely due to the cash loss of $187,932 from operating activities and the cash gain of $170,771 from financing activities; with almost 66% of the cash derived coming from the issuance of convertible debentures.

We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses in light of the requirements created by our business plan and enhancement of our core technology products and the adaptation of that technology into market-sector specific solutions.  We are currently expending approximately $409,000 per month to support our operations, and under our current business plan we anticipate expenditures of approximately $459,000 per month through the 3rd quarter of 2011.  We expect to raise additional financing through the sale of our common stock during the second or third  quarter of 2011 to supplement the cash generated from software license sales and the professional services that are provided through existing contracts that we believe will be sufficient to fund our operations until additional financing is procured  If we are unable to generate sufficient cash through the sale of our stock it will be necessary for us to significantly reduce expenses to manage our business.  Although we believe the additional capital required will be provided through one of these sources, we cannot assure you that we will be successful in these financing efforts or accepting financing at acceptable prices.  Our failure to generate such revenue, reduce expenses or obtain necessary financing could impair our ability to continue business operations and raises substantial doubt about our ability to remain as a going concern.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective due to the existence of material weaknesses in our internal control over financial reporting, discussed below.

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

Our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2010 due to the existence of several material weaknesses in our internal control over financial reporting, discussed below.  Our Board of Directors has reviewed the results of management’s assessment. In addition, on a quarterly basis we will evaluate any changes to our internal control over financial reporting to determine if material changes occurred.

Material Weaknesses in Internal Controls

During the conduct of our assessment of internal control over financial reporting, we identified two material weaknesses and have advised the Board of Directors that the following material weaknesses existed at December 31, 2010. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a “material weakness” is a control deficiency or a combination of control deficiencies such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses exist in (i) the lack of independent oversight by an audit committee of independent members of the Board of Directors and (ii) the lack of segregation of duties in the financial reporting and compliance functions.  Due to the lack of resources, we have not taken any substantial steps towards resolving the material weaknesses described above.

While these material weaknesses did not have an effect on our reported results or result in the restatement of any previously issued financial statements or any other related disclosure, they nevertheless constituted deficiencies in our controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002, and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite those deficiencies in our internal controls, management believes that there were no material inaccuracies or omissions of material fact in this annual report.

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

On January 27, 2011, The Board of Directors authorized a common stock sale in the amount of $75,000 to a small number of Accredited Investors acceptable to the Company.  The stock price is $0.225 per share based upon 50% of the price of the Company’s common stock on January 26, 2011.  Based upon the established stock price of $0.225, there were 333,333 shares authorized for sale; of which 302,222 were purchased and $68,000 was raised.

After having successfully negotiated a one month extension, the Board of Directors, on February 26, 2011, authorized the payment of $41,835.62 to Tangiers Investors LP as payment in full for all interest and principal due under the Note and issue 25,000 shares of the Company’s common stock as payment for of Tangiers Investors LP’s forbearance.

The Board of Directors, successfully obtained an extension of the note issued by the Company to Fourth Street Fund, LP in the principal amount of $150,000 by the issuance of 25,000 shares of the Company's common stock per month; and it is further agreed to a proposal that Fourth Street Fund, LP convert at least $20,000 in unpaid principal or interest to shares of the Company's common stock.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age, position and term of directorship, as applicable, of each of our directors and executive officers.  Directors are elected annually. Officers are selected by the Board of Directors and serve at the pleasure of the Board.

Name and Position	Age	Since

B.K. Gogia Chairman of the Board of Directors and Managing Director, Technology Solutions Group	59	2006

Vijay Suri President and Chief Executive Officer and a Director	50	2009

Dr. Jerzy W. Bala Chief Technical Officer and a Director	51	2006

Raimondo Piluso Chief Operating Officer and VP of Business Development	56	2009

Management Biographies

Vijay Suri – Mr. Suri, became President and CEO of InferX upon completion of the merger with between the Irus Group and InferX in November 2009.  As founder and President of The Irus Group, Mr. Suri brings over 20 years of experience designing and implementing large and complex predictive analytics, business intelligence and corporate performance management solutions. In addition to his role as CEO, Mr. Suri leads sales efforts in the targeted financial services vertical.  Prior to starting The Irus Group, Inc., he served in various management positions at Fannie Mae, Information Resources Incorporated (IRI Software) and Oracle Corporation. Mr. Suri developed the "Iterative Prototyping Development Approach" (IPDA) Methodology for implementing OLAP and Data Warehousing Projects. Under his guidance, The Irus Group has emerged as a market leader in the Business Intelligence and Analytics community, as well as a global firm offering large-scale, turn-key solutions. Mr. Suri holds an MBA from Alabama A&M University, Huntsville, AL, a graduate of the Leadership Development Program from the University of Maryland, College Park, MD, and a graduate from the Harvard Business School Owner/President Management Program (HBS-OPM 37), a comprehensive multi-year program helping global business leaders understand the strategic and tactical challenges and opportunities associated with owning, running, and sustaining a profitable enterprise.

Key Director Qualifications: Mr. Suri has had years of experience providing consulting services in the business intelligence and analytics field which constitutes an important component of the Company's revenues now and for the immediate future.  Mr. Suri also has the background with software products to help launch the sale of the Company's predictive analytics software that is expected to become the principal focus of the Company's future revenues, as well as having had the management experience to lead an emerging growth company.

B.K. Gogia – Mr. Gogia was the Chief Executive Officer of InferX until its merger with The Irus Group in November 2009. He now serves as Managing Director of Technology Solutions Group developing the long term strategy for Company’s product roadmap while serving as Executive Chairman. An accomplished business leader and entrepreneur with recognized expertise and notable credentials in the technology industry, Mr. Gogia brings InferX proven skill in developing and executing strategic plans for advanced analytical solutions for healthcare in emerging markets. In this role, Mr. Gogia leads the marketing of product development into solutions offering in targeted sectors, with particular emphasis on the healthcare vertical. He works closely with the CEO in new business development activities to identify and develop new business direction for the Company. Prior to the formation of InferX, Mr. Gogia was Technical Director/Software Manager with Science Applications International Corporation (SAIC), and held senior technical positions with a firm now absorbed in L3 Corporation through acquisition and Lockheed Martin Corporation. Mr. Gogia began his career as software developer with Data General Corporation in the field of compilers and operating systems. Mr. Gogia holds a Bachelor’s degree from the University of Delhi, India; a Master’s degree with a major in Computer Science from New York Institute of Technology; and a postgraduate management degree with a major in Marketing from the Institute of Marketing & Management. In 2004, Mr. Gogia was selected to participate in a Mindshare program for CEOs of the most promising technology companies in the Greater Washington area.

Key Director Qualifications: Mr. Gogia has many years of experience in developing the Company's  predictive analytics software and in developing strategic plans to commercialize software offering advanced analytical solutions.

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

Raimondo Piluso – Mr. Piluso is our Chief Operating Officer and Senior Vice President of Business Development.  Mr. Piluso is a senior operations and sales executive with more than 19 years of information technology solutions experience that span from small to large enterprise environments.   In his role as COO and Senior Vice President Business Development, Mr. Piluso serves as the Company’s lead operations executive leading and implementing growth initiatives, delivery operations plans, business development, sales and marketing strategies.  Mr. Piluso leads and executes business growth through organic business capture and supports strategic teaming initiatives.  He began his career in the U.S. Army and transferred to private industry to lead technology implementation for a large-scale DoD program.  Holding various leadership positions, Mr. Piluso has a proven record of building teams that have earned reputations for quality excellence, solution delivery and customer satisfaction.  Companies he has worked at, before joining the firm, include Advanced Technology, Inc., PRC, Inc., Cameron Run Group, Inc., Compaq Computer, and Hewlett-Packard, Inc.  In addition to 24 years’ experience in the private sector, Mr. Piluso currently serves in the U.S. Army Reserve. With over 29 years of total military service, Mr. Piluso brings operational, managerial, and technical experience, including assignments around the globe.  Mr. Piluso holds a B.S. degree from University of Southern Colorado, along with multiple certifications from various technology companies.

There are no family relationships among the officers and directors.

Board of Advisors

Dr. Farzad Najam, M.D., FACS, – Dr. Najam is employed by Healthcare Predictive Analytics Solutions.  Dr. Najam is a renowned surgeon.  Dr. Najam is currently the Associate Director of Cardiac Surgery at the George Washington University (GWU) Hospital in Washington, DC, USA.  Dr. Najam also holds an appointment as the Associate Clinical Professor of Surgery at the GWU Medical Center, Washington, DC.  Dr. Najam is a fellow of the American College of Surgeons.  He is an active member of the Society of Thoracic Surgeons (STS) and International Society of Minimally Invasive Cardiothoracic Surgery (ISMICS).  He received the GWU Hospital Baldridge Physician of the month award in 2008 and has published numerous articles in peer reviewed medical journals.  He is also the co-editor of Robotic Surgery:  Theory and Operative Technique, a ground-breaking textbook on robotic surgery, published by McGraw Hill Inc, New York, NY.  The book won the first prize at the 2009 British Medical Association Medical Books Awards.

Mark Lowers is employed by Enterprise Risk Management Solutions.  Mr. Lowers is a founder and principal in Lowers & Associates, an international firm specializing in risk management and mitigation.  In this capacity, he provides senior leadership and direction for the rapidly-growing organization, based in Virginia, with offices in London & Miami.  As an internationally-recognized authority on risk management, Mr.  Lowers has more than 25 years of experience in the field.  He is regularly cited as a source by journalists, and has also written on the subject of risk management in trade publications.  Prior to launching L&A, Mr. Lowers served as president and CEO of AMSEC International, a global security organization based in Winchester, Virginia.  In his more than two decades as leader of the organization, he oversaw its expansion from a physical security systems installer to a multinational player in risk management.  During his tenure, Mr. Lowers directed the development of internal processes for client service and quality control.  He also oversaw the creation of sophisticated loss control programs and industry standards for the exclusive use of a major international insurer serving a variety of industries, including warehousing, retail, law firms, leasing companies and others.  Mr. Lowers has an extensive educational background focused on criminal justice; he is a Certified Fraud Examiner, a member of the National Armored Car Association, (NACA) and an appointee on NACA's Security Steering Committee.  He is also a member of the Independent Armored Car Operators Association, the American Society for Industrial Security, and the Risk & Insurance Management Society.  In addition, Mr. Lowers has served as Chairman of the Board of Directors for Inova Loudoun Hospital since 1998 and is a current board member of Inova Health System.

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

Code of Ethics

InferX Corporation has adopted a Code of Ethics that is applicable to its chief executive officer, chief financial officer, chief accounting officer and controller, which Code of Ethics is incorporated by reference in Exhibit __ to this Annual Report on Form 10-K.  InferX Corporation also has a general code of ethics applicable to all employees, which is referred to as its Statement of Business Principles and Code of Ethics. That document is available on our website at http://www.inferx.com or upon written request made to InferX Corporation, 46950 Jennings Farm Drive, Suite 290, Sterling, Virginia 20164-8679, Attention: Corporate Secretary.

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

Compensation paid to Vijay Suri, as President and Chief Executive Officer, during the fiscal year ended December 31, 2010, and each other executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2010 are set forth in the Summary Compensation Table below.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Nonequity Incentive Plan Compensation $	Nonqualified Deferred Compensation $	All Other Compensation $	Total $
Vijay Suri President and Chief Executive Officer (1a)	2010	$240,200	–		–	–	–	$240,200	(4)
B.K. Gogia Chairman of the Board (1b)	2010	$207,200	$122,000	(2)	–	–	–	$329,200	(5)
Jerzy W. Bala Chief Technical Officer, VP (1c)	2010	$160,200	$85,619	(3)	–	–	–	$245,819	(6)
Raimondo Piluso Chief Operating Officer (1d)	2010	$181,000	–		–	–	–	$181,000	(7)

(1)	Consists of an automobile allowance in the amounts of $850(a), $600(b), $350(c), and $500(d) respectively.
(2)	Pre-merger legacy InferX accrued salary.
(3)	50% of pre-merger legacy InferX accrued salary.
(4)	Actual total compensation paid for 2010 was $77,333, balance has been accrued and reflected in the financial statements.
(5)	Actual total compensation paid for 2010 was $50,095, balance has been accrued and reflected in the financial statements.
(6)	Actual total compensation paid for 2010 was $88,505, balance has been accrued and reflected in the financial statements.
(7)	Actual total compensation paid for 2010 was $96,054, balance has been accrued and reflected in the financial statements.

Mr. Vijay Suri executed an employment agreement dated October 27, 2009 with InferX.  Under the terms of his employment agreement, Mr. Suri is employed for a five year term as President and CEO of InferX.  Mr. Suri will receive an annual base salary of $230,000, the right to receive additional compensation in the form of a bonus that can be paid in cash or stock, such bonus to be at the discretion of the Board and subject to such conditions as the Board and Mr. Suri mutually agree and customary benefits for senior executives of InferX.  The employment agreement is terminable by Mr. Suri for “good reason”, including a material breach of the employment agreement not cured within 15 days.  Upon termination for “good reason” by Mr. Suri or by the Company without cause, Mr. Suri will receive a severance payment equal to the greater of two years or the remaining term of his employment agreement.

Mr. B.K. Gogia executed an employment agreement dated October 27, 2009 with InferX.  Under the terms of his executive employment agreement, Mr. Gogia is employed for a term of five years.  Mr. Gogia will receive a base salary of $200,000 per annum, payable semi-monthly, which base salary shall increase to $230,000 per annum when the Company first achieves EBITDA equal to at least $1,000,000 as reported in the Company’s quarterly reports or in the annual report filed with the SEC or, if not a reporting company under the Securities Exchange Act of 1934, as amended, the financial statements reviewed by the Company’s independent accounting firm.  Mr. Gogia is eligible for a bonus to be paid in cash, stock or both on terms that shall be mutually acceptable to the Board and Mr. Gogia.  In the event that InferX sells or licenses its software product for at least $1,000,000 or generates EBITDA of $1,000,000 it shall pay Mr. Gogia $122,000 which is equal to his unpaid salary for 2009 under his May 1, 2006 Executive Employment Agreement.  Mr. Gogia also received a grant for an option under the Company’s 2006 Stock Incentive Plan to acquire 1,750,000 shares of the Company’s common stock at the market price on the date of grant on the effective date of the merger between InferX and The Irus Group, Inc. under Delaware law; with 1,750,000 options that vested on December 31, 2009.  The Company also will issue Mr. Gogia 300,000 restricted shares of the Company’s common stock.  Mr. Gogia’s employment agreement is terminable by the Company during the term with or without cause.  The employment agreement is terminable by Mr. Gogia for “good reason”, including a material breach of the employment agreement not cured within 15 days.  Upon termination for “good reason” by Mr. Gogia or by the Company without cause, Mr. Gogia will receive over a six month period a severance payment equal to the greater of  greater of (i) 24 months of his then-current base salary or (ii) the remainder of the term of this Agreement.  All options will be subject to accelerated vesting if Mr. Gogia’s employment is terminated by him for Good Reason, as that term is defined in his employment agreement.

Dr. Jerzy Bala executed an employment agreement dated October 17, 2009 with InferX.  Under his employment agreement Dr. Bala will receive an annual salary of $156,000 per annum, payable semi-monthly and a one-time bonus upon the closing of the merger between InferX and The Irus Group of $85,619 which is equal to 50% of his unpaid salary for 2009 under his prior May 1, 2006 employment agreement.  Dr. Bala also received a grant for an option under the Company’s 2006 Stock Incentive Plan to acquire 1,000,000 shares of the Company’s common stock at the market price on the date of grant on the effective date of the merger between InferX and The Irus Group, Inc. under Delaware law; with 1,000,000 options that vested on October 17, 2009.  Dr. Bala also is eligible for a bonus upon achieving objectives determined by management for him for achieving certain performance targets.  Dr. Bala’s employment agreement has a term of three years and is terminable by the Company during the term with or without cause.  The employment agreement is terminable by Dr. Bala for “good reason”, including a material breach of the employment agreement not cured within 15 days.  Upon termination for “good reason” by Dr. Bala or by the Company without cause, Dr. Bala will receive over a six month period a severance equal to the greater of 12 months or the remaining term of his employment agreement.

Mr. Raimondo Piluso executed an employment agreement dated December 15, 2009 with InferX.  Under his employment agreement Mr. Piluso will receive an annual salary of $175,000 per annum, payable semi-monthly.  Mr. Piluso will be eligible for a bonus to be paid in cash, stock or both on terms that shall be mutually acceptable to the Board and Mr. Piluso.  Upon execution of Mr. Piluso’s Executive Agreement he received an option to acquire 500,000 shares of the Company’s common stock under the Company’s 2006 Stock Incentive Plan, of which 200,000 shares shall vest upon execution of this Agreement and 150,000 shares shall vest upon the first and second anniversaries of the date of his Employment Agreement; as of December 31, 2010, 350,000 options have vested.  Mr. Piluso’s employment agreement has a term of three years and is terminable by the Company during the term with or without cause.  The employment agreement is terminable by Mr. Piluso for “good reason”, including a material breach of the employment agreement not cured within 15 days.  Upon termination for “good reason” by Mr. Piluso or by the Company without cause, Mr. Piluso will receive over a six month period a severance equal to the greater of 12 months or the remaining term of his employment agreement.

We have a 401(k) plan for which we provide matching funds.  In October 2007, we adopted a qualified stock option plan that will include up to 5,000,000 shares of our common stock.  No other retirement, pension, or profit sharing plans exist.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options ($)	Number of Securities Underlying Unexercised Options ($)	Equity Incentive Plan Awards: Securities Underlying Unexercised Unearned Options ($)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested ($)	Market value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other That Have Not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned 191,667 or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable
B.K. Gogia	1,750,000	–	–	$0.45	10/28/2014	–	–	–	–

Jerzy W. Bala	1,000,000	–		$0.45	11/1/2014	–	–	–	–
	500,000			$0.06	11/30/2015

Raimondo Piluso	350,000		150,000	$0.45	12/15/2014	–	–	–	–
	250,000			$0.06	11/30/2015

The table entitled “DIRECTOR COMPENSATION” and the discussion related to that table has been omitted because no compensation required to be reported in that table was awarded to, earned by or paid to any of the directors in any of the covered fiscal years.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 13, 2011, certain information concerning the beneficial ownership of common stock by (i) each person known by the company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group.  In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days.  Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.  The calculation of the percentage owned is based on 17,833,657 common shares outstanding (plus, with respect only to each holder of securities that are exercisable for or convertible into common stock within 60 days, shares underlying such securities).  The address of each of the directors and executive officers listed below is c/o InferX Corporation, 46950 Jennings Farm Drive, Suite 290, Sterling, Virginia 20164-8679 unless otherwise indicated.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares Owned
Vijay Suri	10,139,768	(1)	56.86%
B.K. Gogia	1,562,481	(2)	8.76%
Jerzy W. Bala*	53,903	(3)	0.30%
Raimondo Piluso*	50,000		0.28%

All directors and executive officers as a group (4 persons)	11,806,152		66.2%

Cede & Co PO Box 222 Bowling Green Station New York, NY 10274	2,107,849	(4)	11.82%
Stanley Altschuler 46 Country Club Dr. Jericho, NY 11753	600,000		3.36%
* Less than 1%
(1) Includes 50,000 shares owned directly by Mr. Suri’s spouse.
(2) Includes 8,867 shares owned directly by Mr. Gogia’s daughter, 8,867 shares owned directly by Mr. Gogia’s son, and 52,024 shares owned directly by Mr. Gogia’s spouse.
(3) Includes 3,653 shares owned jointly by Dr. Bala and his wife.
(4) Cede & Company operates as a depository company and holds the shares as nominee on behalf of brokerage firms, mutual funds, and other active traders. The company is based in New York, New York.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Board of Directors has determined that none of its directors is an “independent director.”

Item 14.	Principal Accounting Fees and Services.

Audit Fees

We first engaged KBL, LLP to be our independent registered public accounting firm in May 2006. The aggregate fees billed to us for each of the years ended December 31, 2010 and 2009, for professional accounting services, including KBL’s audit of our annual consolidated financial statements, are set forth in the table below.

	2010	2009
Audit Fees	38,000	38,000
Audit Related Fees	0	20,000
Total Fees	38,000	58,000

For purposes of the preceding table, the professional fees are classified as follows:

Audit fees — These are fees billed for the year shown for professional services performed for the audit of the consolidated financial statements included in our Form 10-K filing for that year, the review of condensed consolidated financial statements included in our Form 10-Q filings made during that year, comfort letters, consents and assistance with and review of documents filed with the SEC.  Audit fees for each year shown include amounts that have been billed to us through the date of this filing and any additional amounts that are expected to be billed to us thereafter.

Audit-related fees — These are fees billed for assurance and related services that were performed in the year shown and that are traditionally performed by our independent registered public accounting firm. More specifically, these services include: regulatory filings; due diligence services related to mergers, acquisitions and dispositions; internal control reviews; and attestation services that are not required by statute or regulation (including attestation services relating to employee benefit trust funds where the fees are paid by the trust instead of by us.  Audit-related fees for each year shown include amounts that have been billed to us through the date of this filing.

The Board of Directors approved in advance all of the services performed by KBL, LLP described above.

Tax Fees

We first engaged Chawla & Chawla P.C. to be our independent registered public accounting firm in May 2009.  The aggregate fees billed to us for each of the years ended December 31, 2010 and 2009, for professional accounting and tax services, are set forth in the table below.

	2010	2009
Tax Fees	-	22,625

Tax fees—These are fees billed for all professional services performed in the year shown by professional staff of our independent registered public accounting firm’s tax division except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice.  Tax compliance involves preparation of original and amended tax returns, refund claims and tax payment services.  Tax planning and tax advice encompass a diverse range of subjects, including assistance with tax audits and appeals, tax advice related to mergers, acquisitions and dispositions, and requests for rulings or technical advice from taxing authorities. Tax fees for each year shown include amounts that have been billed to us through the date of this filing.

The Board of Directors approved in advance all of the services performed by Chawla & Chawla P.C. described above.

All Other Fees

None.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Our consolidated financial statements for the fiscal years ended December 31, 2010 and 2009 are filed with this report.

Exhibit Index

3(i)	Certificate of Incorporation, as amended on October 27, 2006 (incorporated by reference to Exhibit 3(i) to the registrant’s Form 8-K, filed on October 30, 2006)

3(ii)	By-laws (incorporated by reference to Exhibit 3(ii) to the registrant’s Registration Statement on Form 10-SB, filed on January 12, 2006)

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

4.2	Form of Class A warrant to purchase common stock (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

10.1	Lease of the registrant’s principal executive offices, as amended (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

10.2	Employment Agreement with B.K. Gogia (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

10.3	Employment Agreement dated November 1, 2009 with Jerzy Bala (incorporated by reference to Exhibit 10.3 on the registrant's Quarterly Form 10-Q, filed on May 24, 2010)

10.4	Employment Agreement dated October 27, 2009 with Vijay Suri (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on November 2, 2009)

10.5	Employment Agreement dated December 15, 2009 with Raimondo G. Piluso (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q, filed on May 24, 2010)

10.6	Subscription Agreement (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

10.7
Agreement and Plan of Merger by and among Black Nickel Acquisition Corp. I, InferX Acquisition Corp. and InferX Corporation, dated October 24, 2006 (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K, filed on October 30, 2006)

10.8	InferX Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the registrant's Form 10-K filed on April 14, 2008)

10.11	Form of Convertible Note (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K, filed on March 12, 2008)

10.12	Debenture and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on December 31, 2009).

10.13	Form of Debenture for $300,000 Bridge Financing (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on December 31, 2009).

10.14	Security Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on December 31, 2009).

10.15	Form of Warrant (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on December 31, 2009).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
InferX Corporation
Sterling, VA

We have audited the accompanying consolidated balance sheets of InferX Corporation (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InferX Corporation as of December 31, 2010 and 2009, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2010 and 2009 in conformity with U.S. generally accepted accounting principles.

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

/s/ KBL, LLP
New York, NY
April 13, 2011

INFERX CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	DECEMBER 31,	DECEMBER 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash	$32,828	$49,989
Accounts receivable	534,720	916,641
Total current assets	567,548	966,630

Fixed assets, net of depreciation	22,606	49,722

Other Assets
Other assets	6,000	6,000
Computer software development costs, net of amortization	-	64,888
Total other asset	6,000	70,888

TOTAL ASSETS	$596,154	$1,087,240

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,528,497	$2,102,644
Line of credit	341,587	358,087
Related party payable	725,000	725,000
Current portion of notes payable, related party	50,600	-
Convertible debenture, net of debt discount of $0 and $98,130	260,000	51,870
Derivative liability	414,000	220,052
Liability for stock to be issued - preferred stock	-	200
Liability for stock to be issued - common stock	44,750	61,909
Current portion of notes payable	93,250	545
Total current liabilities	4,457,684	3,520,307

Long-term Liabilities
Notes payable, net of current portion	341,357	354,391

TOTAL LIABILITIES	4,799,041	3,874,698

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, 400,000,000 shares authorized and 17,292,996 and 3,920,645 shares issued and outstanding, respectively	1,729	392
Additional paid-in capital	534,188	-
Retained earnings (defict)	(4,738,804)	(2,787,850)
Total stockholders' equity (deficit)	(4,202,887)	(2,787,458)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$596,154	$1,087,240

The accompanying notes are an integral part of these consolidated financial statements.

INFERX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

REVENUE	$4,712,299	$7,328,970

COST OF REVENUES
Direct labor and other finges	1,124,688	1,041,160
Subcontractor	2,898,094	4,408,927
Other direct costs	101,926	138,028
Amortization of computer software development costs	64,888	6,280
Total costs of revenues	4,189,596	5,594,395

GROSS PROFIT	522,703	1,734,575

OPERATING EXPENSES
Indirect and overhead labor and fringes	1,189,190	679,751
Professional fees	167,351	160,599
Business development costs	15,690	50,594
Rent	88,665	90,669
Advertising and promotion	32,205	25,726
General and administrative	204,450	258,015
Stock based compensation	232,682	877,060
Depreciation	27,116	30,447
Total operating expenses	1,957,349	2,172,861

NET LOSS FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES	(1,434,646)	(438,286)

OTHER INCOME (EXPENSE)
Gain on sale of fixed assets	-	18,255
Loss on extinguishment of debt	(149,231)	-
Amortization of debt discount	(170,125)	-
Fair value adjustment on derivative liability	(121,953)	(121,922)
Interest expense, net of interest income	(74,999)	(19,762)

Total other income (expense)	(516,308)	(123,429)

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(1,950,954)	(561,715)

Provision for income taxes	-	-

NET (LOSS) APPLICABLE TO SHARES	$(1,950,954)	$(561,715)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.18)	$(0.56)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,930,187	1,011,308

The accompanying notes are an integral part of these consolidated financial statements.

INFERX CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

					Additional	Retained
	Preferred Stock		Common Stock		Paid-In	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance - December 31, 2008	-	$-	886,955	$89	$4,950,377	$(6,801,635)	$(1,851,169)

Issuance of common stock in conversion of convertible notes payable, interest and warrants issued in connection with the convertible notes	-	-	1,895,000	190	393,310	-	393,500

Issuance of common stock for cash			617,500	62	134,938		135,000

Issuance of common stock for services			187,500	18	52,982		53,000

Issuance of common stock in conversion of warrants	-	-	232,940	23	2,236,201	-	2,236,224

Issuance of common stock in exercies of options	-	-	100,750	10	(10)	-	-

Conversion of accrued interest to additional paid-in capital	-	-	-	-	45,913	-	45,913

Conversion of accrued expenses (related party) to additional paid-in capital	-	-	-	-	524,226	-	524,226

Net loss - InferX prior to reverse merger	-	-	-	-	-	(3,332,872)	(3,332,872)

Recapitalization due to reverse merger with Irus Group (shares have not yet been issued and are reflected in the liability section of the consolidated balance sheet as of December 31, 2009)	-	-	-	-	(9,766,416)	8,459,791	(1,306,625)

Reclassification of negative additional paid in capital to retained earnings	-	-	-	-	551,419	(551,419)	-

Stock based compensation due to granting of stock options vesting in 2009	-	-	-	-	877,060	-	877,060

Net loss for the year	-	-	-	-	-	(561,715)	(561,715)

Balance - December 31, 2009	-	-	3,920,645	392	-	(2,787,850)	(2,787,458)

Issuance of common stock in conversion of liability for stock to be issued	-	-	9,394,768	939	60,970	-	61,909

Issuance of common stock for services	-	-	437,500	44	83,031	-	83,075

Issuance of common stock for accounts payable	-	-	90,083	9	18,008	-	18,017

Issuance of preferred shares to officers	2,000,000	200	-	-	-	-	200

Cancellation of preferred shares for common shares	(2,000,000)	(200)	2,000,000	200	-	-	-

Issuance of common stock for cash	-	-	1,000,000	100	1,900	-	2,000

Issuance of common stock for extension of debt	-	-	450,000	45	80,445	-	80,490

Fair value warrants and options vested in 2010	-	-	-	-	289,834	-	289,834

Net loss for the year	-	-	-	-	-	(1,950,954)	(1,950,954)

Balance - December 31, 2010	-	$-	17,292,996	$1,729	$534,188	$(4,738,804)	$(4,202,887)

The accompanying notes are an integral part of these consolidated  financial statements.

INFERX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,950,954)	$(561,715)

Adjustments to reconcile net (loss) to net cash provided by operating activities:

Stock issued for services and liability for stock to be issued - common stock	11,500	61,909
Stock issued for services and liability for stock to be issued - preferred stock	-	200
Services rendered for promissory note	40,000	-
Stock based compensation	232,682	877,060
Loss on extinguishment of debt	149,231
Fair value adjustment for derivative liability	121,953	121,922
Amortization of debt discount	170,125	-
Amortization of computer software development costs	64,888	6,280
Depreciation	27,116	30,447
Cash flow effect on reverse merger with Irus Group	-	(56,936)
Change in assets and liabilities
(Increase) decrease in accounts receivable	381,921	(532,689)
(Increase) decrease in other current assets	-	9,989
Increase in accounts payable and accrued expenses	563,606	363,985
Total adjustments	1,763,022	882,167
Net cash provided by operating activities	(187,932)	320,452

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received for shares of common stock	2,000	-
Proceeds received from note payable - related parties	50,600	-
Proceeds received from note payable, net	24,671	-
(Decrease) in cash overdraft	-	-
Proceeds received from convertible debenture	110,000	150,000
(Repayment) of line of credit, net	(16,500)	(491,913)
Net cash provided by financing activities	170,771	(341,913)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,161)	(21,461)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	49,989	71,450

CASH AND CASH EQUIVALENTS - END OF PERIOD	$32,828	$49,989

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the year for interest	$20,743	$19,175
Cash paid during the year for income taxes	$-	$-

SUPPLEMENTAL INFORMATION OF NONCASH ACTIVITY
Effect of reverse merger with The Irus Group, Inc.
Fixed assets	$-	$(25,107)
Computer software costs	-	(71,168)
Accounts payable and accrued expenses	-	1,192,589
Notes payable	-	354,936
Change in common stock/additional paid in capital	-	(956,768)
Effect on retained earnings	-	(551,418)
Cash flow effect from reverse merger	$-	$(56,936)

Conversion of accounts payable and accrued expenses for common stock and additional paid in capital	$110,126	$570,139

The accompanying notes are an integral part of these consolidated financial statements.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1-            ORGANIZATION AND BASIS OF PRESENTATION

Black Nickel Acquisition Corporation I was incorporated in Delaware on May 26, 2005, and was formed as a vehicle to pursue a business combination.  From inception through October 24, 2006, Black Nickel Acquisition Corporation I, was engaged in organizational efforts and obtaining initial financing.

On May 17, 2006, Black Nickel Acquisition Corporation I entered into a letter of intent with InferX Corporation, a privately-held Virginia corporation (InferX Virginia), with respect to entering into a merger transaction relating to bridge financing for InferX Virginia and the acquisition of and merger with InferX Virginia.  The transaction closed on October 24, 2006. Following the merger, Black Nickel Acquisition Corporation I effected a short-form merger of InferX Virginia with and into Black Nickel Acquisition Corporation I, pursuant to which the separate existence of InferX Virginia terminated and Black Nickel Acquisition Corporation I, changed its name to InferX Corporation (“InferX” or the “Company”).

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

On March 16, 2009, the Company entered into an agreement and plan of reorganization (the “Merger Agreement”) with the Irus Group, Inc. (“Irus”) under which it effected a reverse triangular merger between Irus and the Company’s wholly-owned subsidiary, Irus Acquisition Corporation (formed for the purpose of completing this transaction).  The Merger Agreement was then amended on June 15, 2009 (the “First Amended and Restated Agreement”) to reflect the change in the amount of the shares issued to Irus in the transaction.

Under the terms of the First Amended and Restated Agreement, the issued and outstanding shares of Irus common stock were automatically converted into the right to receive 56% of the issued and outstanding shares of the Company’s common stock.

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

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1-            ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On October 27, 2009, the Company and Irus Group completed the Merger.  As consideration for the Merger, the Company issued 9,089,768 shares of common stock and 1,000,000 shares of preferred stock to Vijay Suri, the sole stockholder of Irus Group.  On June 2, 2010, the Board rescinded the 1,000,000 shares of preferred stock and issued Vijay Suri 1,000,000 shares of common stock in recognition of his personal guarantee of certain corporate debt of the Company, which were issued as of September 30, 2010.

Irus Group was a consulting firm advising on the planning, implementation and development of complex business intelligence and corporate performance management systems.  Irus Group has successfully implemented projects across a broad cross-section of clients in the government, financial services, retail, manufacturing, and telecommunications markets. Irus Group has provided business solutions for many large clients, including MasterCard, JP Morgan Chase, ConAgra, and the US Navy, and collaborated with a wide range of technology partners including Oracle, IBM/Cognos and Microsoft.

The Merger with Irus Group was accounted for as a recapitalization under the purchase method of accounting, as Irus became the accounting acquirer.  The reported amounts and disclosures contained in the consolidated financial statements are those of Irus Group, the operating company.  In the transaction, Irus Group did assume the technology of the Company as well as the liabilities.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 105-10, Generally Accepted Accounting Principles – Overall (ASC 105-10). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASUs).

The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred a loss of $1,950,954 and $561,715 for the years ended December 31, 2010 and 2009, and has a working capital deficiency of $3,890,136 as of December 31, 2010.  The principal reasons for the recurring losses and working capital deficiency relates to the Company’s continued focus on consolidating operations directly related to the merger, as well as refining its products and search for profitable government contracts and the continued uncertainty in the commercial market due to the recent national down-turn in business and available capital to the firm.  The Company expects the negative cash flow from operations to continue its trend through the next three months, however continues to expand their pipeline of contracts.  These factors raise significant doubt about the ability of the Company to continue as a going concern.

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

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1-            ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

Principles of Consolidation

The consolidated financial statements include those of the Company.

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information.  Credit is granted to substantially all customers on an unsecured basis.  In determining the amount of the allowance, management is required to make certain estimates and assumptions.  Management has determined that as of December 31, 2010, no allowance for doubtful accounts is required.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2-            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years). Costs of maintenance and repairs are charged to expense as incurred.

Computer Software Development Costs

During 2009, the Company capitalized certain software development costs.  The Company capitalizes the cost of software in accordance with ASC 985-20 once technological feasibility has been demonstrated, as the Company has in the past sold, leased or otherwise marketed their software, and plans on doing so in the future.  The Company capitalizes costs incurred to develop and market their privacy preserving software during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants.  Amortization of such costs is based on the greater of (i) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (ii) the straight-line method over the remaining economic life of the software, typically five years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events.  The Company has not developed any software for internal use.

For the years ended December 31, 2010 and 2009, the Company recognized $64,888 and $6,280 of amortization expense on its capitalized software costs, respectively.

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

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2-            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Stock-Based Compensation

In 2006, the Company adopted the provisions of ASC 718-10 “Share-Based Payments” (ASC 718-10) which requires recognition of stock-based compensation expense for all share-based payments based on fair value.  Share-based payment transactions within the scope of ASC 718-10 include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  This adoption had no effect on the Company’s operations.  Prior to January 1, 2006, the Company measured compensation expense for all of the share-based compensation using the intrinsic value method.

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

Concentrations

For the years ended December 31, 2010 and 2009, the Company has derived 95% and 93% of its revenue from three customers.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  To date, accounts receivable have been derived from contracts with agencies of the federal government.  Accounts receivable are generally due within 30 days and no collateral is required.

Segment Reporting

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company only operates in one reporting segment as of December 31, 2010 and for the years ended December 31, 2010 and 2009.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach.  The Company evaluates their tax positions on an annual and quarterly basis, and has determined that as of December 31, 2010 no additional accrual for income taxes is necessary.

Earnings (Loss) Per Share of Common Stock

Basic net earnings (loss) per common share (EPS) is computed using the weighted average number of common shares outstanding for the period.  Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2-            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	Years Ended
	December 31,	December 31,
	2010	2009

Net (loss)	$(1,950,954)	$(561,715)

Weighted-average common shares outstanding :
Basic	10,930,187	1,011,308
Convertible notes / debentures	2,300,000	750,000
Warrants	6,604,000	-
Options	5,134,500	3,250,000
Diluted	24,968,687	5,011,308

Basic net (loss) per share	$(0.18)	$(0.56)

Diluted net (loss) per share	$(0.18)	$(0.56)

Research and Development

Research and development expenses include payroll, employee benefits, equity compensation, and other headcount-related costs associated with product development.  The Company has determined that technological feasibility for the software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred.  In addition, research and development costs have been included in the consolidated statements of operations for the years ended December 31, 2010 and 2009, respectively.

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
DECEMBER 31, 2010 AND 2009

NOTE 2-            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (continued)

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (ASC 825-10) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, ASC 810-10-65, “Noncontrolling Interests in Consolidated Financial Statements,” (ASC 810-10-65), was issued. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of ASC 810-10-65 will have on the Company’s financial position, results of operations or cash flows.

In December 2007, the Company adopted ASC 805, Business Combinations (ASC 805). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.

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

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities, (ASC 815). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

In May 2008, ASC 470-20, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (ASC 470-20), was issued. ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate.  ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company does not believe that the adoption of ASC 470-20 will have a material effect on its financial position, results of operations or cash flows.

In June 2008, ASC 815-40, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (ASC 815-40), was issued.  ASC 815-40 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative.  ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock.  The Company is determining what impact, if any, ASC 815-40 will have on its financial position, results of operations and cash flows.

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

In May 2009, ASC 855, “Subsequent Events”, (SFAS 165), was published. ASC 855 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. ASC 855 is effective for financial periods ending after June 15, 2009.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements (ASU 2010-06). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010.

The disclosures about the roll forward of information in Level 3 are required for the Company with its first interim filing in 211.  The Company does not believe this standard will impact their financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”. This update addresses both the interaction of the requirements of Topic 855, “Subsequent Events”, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4). The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances. Adoption of ASU 2010-09 did not have a material impact on the Company’s results of operations or financial condition.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3-            FIXED ASSETS

Fixed assets consist of the following as of December 31, 2010 and 2009, respectively:

	Estimated Useful	December 31,	December 31
	Lives (Years)	2010	2009

Computer equipment	5	$299,915	$299,915
Office machinery and equipment	5	15,099	15,638
Furniture and fixtures	5	86,934	86,934
Computer software	3	14,895	14,895
Automobile	5	50,914	50,914
		468,296	468,296
Less: Accumulated depreciation		(445,690)	(418,574)

Total, net		$22,606	$49,722

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 3-            FIXED ASSETS (CONTINUED)

Depreciation expense was $27,116 and $30,447 for the year ended December 31, 2010 and 2009, respectively.

NOTE 4-            COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs consist of the following as of December 31, 2010 and 2009, respectively:

	Estimated Useful	December 31,	December 31,
	Lives (Years)	2010	2009

Computer software development costs	5	$986,724	$986,724

Less: Accumulated amortization		(986,724)	(921,836)

Total, net		$-	$64,888

Amortization expense was $64,888 and $6,280 for the years ended December 31, 2010 and 2009, respectively.

NOTE 5-            NOTES PAYABLE

SBA Loan

On July 22, 2003, the Company and the U.S. Small Business Administration (SBA) entered into a Note (“the Note”) under the SBA’s Secured Disaster Loan program in the amount of $377,100.

Under the Note, the Company agreed to pay principal and interest at an annual rate of 4% per annum, of $1,868 every month commencing twenty-five (25) months from the date of the Note (commencing August 2005).  The Note matures July 2034.

The Company must comply with the default provisions contained in the Note.  The Company is in default under the Note if it does not make a payment under the Note, or if it: a) fails to comply with any provision of the Note, the Loan Authorization and Agreement, or other Loan documents; b) defaults on any other SBA loan; c) sells or otherwise transfers, or does not preserve or account to SBA’s satisfaction for, any of the collateral (as defined therein) or its proceeds; d) does not disclose, or anyone acting on their behalf does not disclose, any material fact to the SBA; e) makes, or anyone acting on their behalf makes, a materially false or misleading representation to the SBA; f) defaults on any loan or agreement with another creditor, if the SBA believes the default may materially affect the Company’s ability to pay this Note; g) fails to pay any taxes when due; h) becomes the subject of a proceeding under any bankruptcy or insolvency law; i) has a receiver or liquidator appointed for any part of their business or property; j) makes an assignment for the benefit of creditors; k) has any adverse change in financial condition or business operation that the SBA believes may materially affect the Company’s ability to pay this Note; l) dies; m) reorganizes, merges, consolidates, or otherwise changes ownership or business structure without the SBA’s prior written consent; or n) becomes the subject of a civil or criminal action that the SBA believes may materially affect the Company’s ability to pay this Note.  The Company is not in default and current on its obligation.  The Company has accrued interest at a rate of $38.90 per day.  As of December 31, 2010, the Company has an outstanding principal balance of $349,607.  Interest expense on the SBA loan for the years ended December 31, 2010 and 2009 respectively was $14,156 and $10,146, respectively.  Of the total amount outstanding all but $8,250 is long-term debt.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 5-            NOTES PAYABLE (CONTINUED)

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

In August 2010, upon failure of the Company to pay either of the agreed upon payments, the Company and Tangiers Investors, LP entered into a Forbearance Agreement, which gave the company the option to either repay the entire $40,000 plus interest by October 15, 2010 and issue 50,000 common shares, repay $15,000 plus interest by October 15, 2010 and issue 50,000 common shares with the remaining $25,000 plus interest due by December 31, 2010 or repay the entire $40,000 plus interest by December 31, 2010 and issue 100,000 common shares.  As a result of the Company’s failure to comply with the terms of the original forbearance agreement, they entered into a second forbearance agreement, which further extended the time for the Company to pay the $40,000 note.  The Company again failed to repay the note by the extended date, and was forced to issue additional shares in December 2010, in accordance with the agreements.  Additionally, the Company accrued shares for an additional penalty.  Tangiers issued a default notice to the Company on January 20, 2011.  As a result of the additional shares the Company was forced to issue to Tangiers due to the non-compliance of the forbearance agreements, the modifications made to the debt instrument, constituted a material modification and as a result, the original debt instrument was extinguished and the new debt instrument was recorded, with the resulting value of the penalty shares reflected as a loss on extinguishment.  The Company did issue all of the shares required and repaid the debt in February 2011.

Interest expense for the year ended December 31, 2010 was $1,688.  The interest is accrued as of December 31, 2010.

Other

The Company has entered into two additional notes payable, one for $30,000 that is convertible into shares of common stock at $0.06 per share (500,000 shares) at 8% interest, and the other note is for $15,000 at 5% interest. Both notes mature during 2011.  Interest expense for the year ended December 31, 2010 on these notes and accrued for at December 31, 2010 is $2,021.

The following represent the maturities of the notes payable for the next five years – 2011 - $93,250; 2012- $8,450; 2013 - $8,795; 2014 - $9,100; 2015 - $9,465; and thereafter - $305,547.

NOTE 6-            NOTE PAYABLE – RELATED PARTY

In April 2010, the Company entered into two separate promissory notes with the Company’s President who loaned the Company a total of $26,000 on April 16, 2010 and $24,600 on April 30, 2010.  Payments of $1,000 per month commence July 1, 2010 for five months and the balance due on December 1, 2010. Interest is calculated at 1.5% per month; escalating to 2.5% per month should the monthly $1,000 payments not be made timely.  The Company has not made the required $1,000 payments, thus the interest, effective July 1, 2010 on these notes has been accrued at 2.5% per month in accordance with the note agreements.  These notes originally due on December 1, 2010 have been extended through June 30, 2011. Interest expense for the year ended December 31, 2010 and accrued interest at December 31, 2010 related to these notes are $876.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 7-            LINE OF CREDIT

The Company has a line of credit with a bank in the amount of $850,000 as of December 31, 2010. The Company has an outstanding balance of $341,587 as of December 31, 2010.

The loan accrues interest at annual interest rates of prime plus ¼ %. Interest expense for the years ended December 31, 2010 and 2009 respectively was $11,403 and $ 19,175. The line of credit is secured by the Company’s accounts receivables and personally guaranteed by the Company’s President.

NOTE 8-            CONVERTIBLE DEBENTURES

On December 23, 2009, the Company entered into a Debenture and Warrant Purchase Agreement pursuant to which Street Capital, LLC, the placement agent, agreed to use its best efforts to provide bridge financing through unnamed prospective purchasers in return for an 8% secured convertible debenture (“Debenture”) in the principal amount of $300,000 at a conversion price of $0.20 per share of the Company’s common stock and equity participation in the form of a class A common stock purchase warrant to purchase an aggregate of up to 450,000 shares of the Company’s common stock with an exercise price of $0.20, and a class B common stock purchase warrant to purchase an aggregate of up to 120,000 shares of the Company’s common stock, with an exercise price per share equal to $0.50. On July 9, 2010, the exercise price was changed to $0.20 as the Company failed to convert or repay the instrument by the due date of June 23, 2010.  The Company received $150,000 of the $300,000 total principal on December 23, 2009 and entered into two additional debentures for $100,000 and $10,000 for a total of $110,000 in April 2010.  As of December 31, 2010, the Company has $260,000 outstanding in convertible debentures.

The Company also entered into a Security Agreement pursuant to which it granted to the Debenture holders a first lien against all of its assets, including its software, as security for repayment of the Debenture.  As a result of the Company raising $260,000 of the $300,000 in proceeds, they issued a total of 390,000 class A and 104,000 class B warrants to the respective parties.  In accordance with ASC 470-20, the Company separately accounted for the conversion feature and recognized each component of the transaction separately.  As a result, the Company recognized a discount on the convertible debenture in the amount of $170,125 that was amortized over the life of the convertible debentures which was six-months on each debenture.

The Company recognized the discount as a derivative liability, and in accordance with the ASC, values the derivative liability each reporting period to market.  The Company has recognized a loss of $121,953 and $121,922 in the years ended December 31, 2010 and 2009 due to the beneficial conversion of the various instruments.  The convertible debentures were to mature from June 2010 to October 2010.  The Company entered into an Amendment to Debenture and Warrants which extended the due date of the original $150,000 debenture from June 2010 to August 31, 2010 and amended the exercise price of the Class B warrants from $0.50 to $0.20 on July 9, 2010.

The Company is in continuing discussions with the Debenture Holders to extend the amended due date of the original $150,000 denture from August 31, 2010 to a future date to be acceptable to all parties.  The Company entered into a Second Amendment on September 1, 2010, that further extended the repayment date of the $150,000 Convertible Debenture to October 31, 2010 and issued 150,000 shares of common stock and 150,000 Class C Warrants as a penalty. The Company failed to comply with the new maturity date of October 31, 2010 and as a result agreed to issue 25,000 shares of common stock for each month that the debenture remains unpaid.  As of December 31, 2010, the Company has accrued an additional 50,000 shares of common stock as a penalty.  The Company also extended the other two convertible debentures issuing the debenture holders each Class C warrants 100,000 and 10,000 respectively, and accruing penalty shares 100,000 and 10,000 shares, respectively.  As a result of the additional shares the Company was forced to issue as well as the Class C warrants, due to the non-compliance of the agreements, the modifications made to the debt instruments, constituted a material modification and as a result, the original debt instrument was extinguished and the new debt instrument was recorded, with the resulting value of the penalty shares and warrants reflected as a loss on extinguishment.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 8-            CONVERTIBLE DEBENTURES (CONTINUED)

Interest expense for the years ended December 31, 2010 and 2009 were $18,203 and $263, respectively.  As of December 31, 2010, accrued interest on the convertible debentures is $18,466.

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

The Company as of December 31, 2010 had 17,292,996 shares of common stock issued and outstanding.

During the year ended December 31, 2010 the Company has issued 13,372,351 shares of common stock as follows: 9,089,768 shares that were issued for the 100% exchange in the Irus transaction; 300,000 shares for services rendered that were also previously recorded as a liability for stock to be issued; 142,500 shares under a pledge agreement with Tangiers L.P.; and 5,000 shares for services rendered that were previously recorded as a liability for stock to be issued; and the Company cancelled a net of 5,000 shares (issued 45,000 shares and cancelled 50,000 shares); 90,083 shares to pay an existing accounts payable, 2,300,000 shares recorded as a liability for stock to be issued; 350,000 shares for late fees associated with missed payments; 1,000,000 shares for cash in the amount of $2,000; and 100,000 shares for late fees associated with missed payments.  The Company has an outstanding liability for stock to be issued, net of issuances of shares that reduced the liability of $44,750 at December 31, 2010. The Company recorded an additional $289,835 in stock based compensation, which includes $25,491 related to the Class C warrants that were reclassified as loss on extinguishment of debt.

From January 1, 2009 through October 27, 2009, the period prior to the reverse merger with Irus Group, the following transactions occurred:

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

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 9-            STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

The Merger Agreement called for the Company to issue 9,089,768 shares of common stock in exchange for 100% of the shares of Irus Group.

Post-merger, the Company recognized $877,060 in stock based compensation for the year ended December 31, 2009.

Warrants

The Company prior to the reverse merger with Irus Group, converted all of their previous issued and outstanding warrants from the private placement completed in 2007 as well as the warrants issued with the convertible notes.

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

The Company issued 150,000 warrants to an investment banker as part of their overall compensation package to raise funds for the Company.  The warrants have an exercise price of $0.20 per share and expire in 5 years.  These warrants have vested as of December 31, 2010, and have recorded $28,402 as of December 31, 2010 in stock-based compensation.

The Company issued 900,000 warrants to an investment consultant as part of their overall compensation package to raise funds for the Company.  These warrants have an exercise price of $0.20 per share and expire in 5 years.  These warrants vest with 400,000 over one year beginning in July 2010, and the balance of 500,000 warrants vest based upon achievement of performance objectives mutually agreed between the Company and the Consultant.  The Company incurred $26,933 in stock-based compensation expense to record the first two scheduled vesting’s of 100,000 warrants in July 2010 and October 2010.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 9-            STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants (Continued)

The Company issued 4,500,000 warrants to B.K. Gogia as part of his overall compensation package.  These warrants have an exercise price of $0.20 per share and expire in 5 years.  These warrants vest based upon achievement of performance objectives mutually agreed between the Company and the Employee and the stock price being not less than $0.50 per share.  None of these warrants have vested as of December 31, 2010.

The Company issued 300,000 warrants to an individual in exchange for services previously rendered and recorded.  These warrants have an exercise price of $0.20 per share, expire in five years and became fully vested in April 2010. The values of these warrants were $104,736.

As a result of the Company’s failure to comply with the repayment terms of the three convertible debentures, the Company issued Class C Warrants to the three debenture holders.  The Company issued a total of 260,000 Class C Warrants with an exercise price of $0.40 and a 5 year term.  The value of these warrants has been expensed and classified as a loss on extinguishment of debt due to the fact that it was considered a material modification of the debt instrument.  This value is $25,491 on the Class C Warrants.

The following is a breakdown of the warrants:

	Exercise	Date
Warrants	Price	Issued	Term
225,000	$0.20	12/23/2009	5 years
60,000	$0.50	12/23/2009	5 years
150,000	$0.20	1/26/2010	5 years
15,000	$0.20	4/1/2010	5 years
4,000	$0.50	4/1/2010	5 years
900,000	$0.20	4/6/2010	5 years
4,500,000	$0.20	4/6/2010	5 years
300,000	$0.20	4/6/2010	5 years
150,000	$0.20	4/19/2010	5 years
40,000	$0.50	4/19/2010	5 years
150,000	$0.40	11/30/2010	5 years
110,000	$0.40	12/29/2010	5 years
6,604,000

The warrants have a weighted average price of $0.21.

Options

Since October 2007, the Company’s Board of Directors and Shareholders approved the adoption of an option plan for a total of 5,000,000.  The Company prior to the reverse merger with Irus exercised all of the options that were outstanding at the time.  Subsequent to the reverse merger, the Company issued stock options in connection with certain employment agreements.  The Company granted 3,250,000 options, 2,950,000 are vested, and none of which have been exercised as of December 31, 2009.  As of December 31, 2010, an additional 150,000 became vested, and still none were exercised.  Of the 3,250,000 that were granted only 150,000 remain unvested, and these vest on December 15, 2011.

During the year ended December 31, 2010, the Company granted an additional 1,884,500.  Of this amount, 1,339,500 vested as of December 31, 2010. None of these options have been exercised as of December 31, 2010.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The total options granted as of December 31, 2010 were 5,134,500, of which 4,439,500 are vested and none have been exercised.

NOTE 9-            STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

These options have exercise prices that range from $0.06 to $0.50 and were valued based on the black-scholes model with the following criteria:

Strike Price	$0.06– 0.50
Expected Life of Option	3 - 5 yr.
Annualized Volatility	261.60-332.88%
Discount Rate	1.25%
Annual Rate of Quarterly Dividends	None

The value attributable to these options that vested for the years ended December 31, 2010 and 2009 is $104,276 and $877,060, respectively and is reflected in the consolidated statements of operations as stock based compensation.

NOTE 10-          COMMITMENTS

Office Lease

The Company leases office space in Sterling, Virginia pursuant to a lease with a related party through common ownership which expires in 2013.  The lease provides for an annual rental of approximately $78,000.

Rent expense for the years ended December 31, 2010 and 2009 was $88,665 and $90,669, respectively.

Board of Advisors Agreements

The Company’s board of directors approved the addition of two members to its Board of Advisors. Each of these members will provide assistance to the Company with respect to their healthcare solution and predictive technology to prospective banking, insurance and healthcare customers.  As consideration for the placement on the Board of Advisors, the Company has, in addition to quarterly cash payments, granted those options under their 2007 Stock Incentive Plan that vest over a two-year period of time commencing in May 2010.  The Company has included these fees in their consolidated statements of operations for the years ended December 31, 2010 and 2009.

Consulting Agreements

The Company has entered into consulting agreements with marketing and strategic consulting groups with terms that do not exceed one year. These companies are to be paid fees for the services they perform. The Company has included these fees in their consolidated statements of operations for the years ended December 31, 2010 and 2009.

On January 26, 2010, the Company entered into an agreement with Coady Diemar Partners, LLC, an investment banker in connection with investment banking services. Pursuant to the agreement, Coady Diemar Partners, LLC received a retainer of $30,000 payable in two tranches of $15,000 and receive 150,000 warrants as well as receive an 8% fee on amounts raised. The term of the agreement is one-year. The warrants did not vest until June 2010.

In June 2010, the Company entered into a consulting agreement with a company to provide financial services and locate potential investment opportunities. The term of the agreement is for one-year, and the consultant will receive monthly payments of $7,500 as well as be issued 300,000 shares of restricted common stock, and 900,000 warrants that vest over the one-year period and upon certain financing criteria being met. As of December 31, 2010, 200,000 of the warrants have vested. The Company has included these fees in their consolidated statements of operations for the year ended December 31, 2010.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 10-          COMMITMENTS (CONTINUED)

In December 2010, the Company entered into an agreement with Strategic Global Advisors, LLC, a firm that provides investment and public relations consulting firm services.  Pursuant to the agreement, Strategic Global Advisors, LLC will receive a retainer of $30,000 payable in four monthly payments of $7,500 and receive 500,000 options to purchase the Company's common stock that vest on the date of grant.  The options were valued at $34,994.  The Company has included these fees in their consolidated statements of operations for the year ended December 31, 2010.  The term of the agreement is one-year.

Employment Agreements

During the year ended December 31, 2009, the Company entered into four separate employment agreements with their key executives.  The employment agreements range in years from 3 to 5, and require the Company to compensate the key executives for a base salary, as well as provide for incentive compensation. In addition, the executives were granted in total 3,250,000 stock options that vest through December 2011. The Company also entered into another employment agreement in January 2010 which granted an additional 20,000 options to an employee. This agreement was for a period of two years. The Company granted an additional 750,000 options to two employees at $0.06 on November 30, 2010. These options were not part of the original employment agreements, however the board of directors did approve their issuance.

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

At December 31, 2010, deferred tax assets consist of the following:

Net operating losses	$1,100,290

Valuation allowance	(1,100,290)

$-

At December 31, 2010, the Company had net operating loss carry forward in the approximate amount of $3,236,146, available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2010 and 2009 is summarized below.

	2010	2009
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	6.0	6.0
Valuation allowance	28.0	28.0
	0%	0%

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 12-          RELATED PARTY TRANSACTIONS

The Company has a rent expense in the amount for the years ended December 31, 2010 and 2009 of $88,665 and $90,669, respectively. to a company owned by a relative of an officer of the Company.  In addition, the Company has outstanding fees due the President & CEO of $725,000 as of December 31, 2010 relating to past due distributions prior to the reverse merger.  Further, the Company entered into two separate promissory notes with Vijay Suri during April 2010, in which Mr. Suri loaned the Company a total of $26,000 on April 16, 2010 and $24,600 on April 30, 2010.  The notes were due on December 1, 2010, however, have been extended through June 30, 2011.

NOTE 13-          MAJOR CUSTOMERS

The Company has derived 95% and 93% of its revenue and accounts receivable for the years ended December 31, 2010 and 2009 from three customers.

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

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 14-          FAIR VALUE MEASUREMENTS (CONTINUED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1		Level 2		Level 3	Total

Cash	32,828		-		-	32,828

Total assets	32,828		-		-	32,828

Convertible debentures, net of discount	-		-		260,000	260,000

Embedded conversion feature and derivative		-		-	414,000	414,000

Total liabilities	-		-		674,000	674,000

NOTE 15-          SUBSEQUENT EVENTS

On January 27, 2011, The Board of Directors authorized a common stock sale in the amount of $75,000 to a small number of Accredited Investors acceptable to the Company.  The stock price is $0.225 per share based upon 50% of the price of the Company’s common stock on January 26, 2011.  Based upon the established stock price of $0.225, there were 333,333 shares authorized for sale; of which 302,222 were purchased and $68,000 was raised.

After having successfully negotiated a one month extension, the Board of Directors, on February 26, 2011, authorized the payment of $41,836 to Tangiers Investors LP as payment in full for all interest and principal due under the Note and issue 25,000 shares of the Company’s common stock as payment for of Tangiers Investors LP’s forbearance.

The Board of Directors, successfully obtained an extension of the note issued by the Company to Fourth Street Fund, LP in the principal amount of $150,000 by the issuance of 25,000 shares of the Company's common stock per month; and it is further agreed to a proposal that Fourth Street Fund, LP convert at least $20,000 in unpaid principal or interest to shares of the Company's common stock.

On March 2, 2011, The Board of Directors entered into an agreement with Assured Value Advisors, Inc., a merchant and investment banking services consultant in connection with investment banking services. Pursuant to the agreement, Assured Value Advisors, Inc. will receive 500,000 options to purchase shares of the Company's common stock; of which 150,000 of these options are to vest immediately, with the remainder to be vested based on performance milestones.

The Board of Directors authorized that the Company issue 21,250 shares of the Company's common stock to a vendor, Joel K. Leigh Jr. who is willing to convert $5,100 owed to him; and 2,222 shares of the Company's common stock to Michael Harden, another vendor who is willing to convert $500 owed to him.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 15-          SUBSEQUENT EVENTS (CONTINUED)

On March 28, 2011, that the Company's 2007 Stock Incentive Plan (the "Plan") is amended to increase the shares of common stock under the Plan from 5,000,000 to 6,500,000; and that the increase in shares of the Company's common stock under the Plan be submitted to the shareholders of the Company for their approval within 12 months of the date of this Board approval of such increase.

The Board of Directors authorized that the Company grants 45,000 options to acquire shares of the Company's common stock under the terms of the Stock Option Plan, such options to vest immediately upon grant at an exercise price of $.30 per share that are exercisable for a period of three years from the date of grant; further that the Company issue 25,000 shares of its common stock to two company employees in recognition of their contributions to the Company and longevity of service to the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InferX Corporation

Date: April 14, 2011	By:	/s/ Vijay Suri
Vijay Suri
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2011	By:	/s/ Vijay Suri
Vijay Suri
President and Chief Executive Officer,
Director
(Principal Executive Officer)

Date: April 14, 2011	By:	/s/ B.K. Gogia
B.K. Gogia
Director

Date: April 14, 2011	By:	/s/ Raimondo Piluso
Raimondo Piluso
(Principal Financial and Accounting Officer)