Form 10-Q
period 2011-03-31
INFERX CORP
filed 2011-05-13
CIK 1329548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-51720

InferX Corporation
(Exact name of registrant as specified in its charter)

Delaware	54-1614664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46950 Jennings Farm Drive
Suite 290
Sterling, Virginia	20164-8679
(Address of principal executive offices)	(Zip Code)

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

As of May 11, 2011 there were 17,669,383 outstanding shares of the registrant’s common stock, $.0001 par value.

INFERX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	MARCH 31,	DECEMBER 31,
	2011	2010
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$61,148	$32,828
Accounts receivable	605,444	534,720
Total current assets	666,592	567,548

Fixed assets, net of depreciation	17,092	22,606

Other Assets
Other assets	6,000	6,000
Computer software development costs, net of amortization	-	-
Total other asset	6,000	6,000

TOTAL ASSETS	$689,684	$596,154

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,722,279	$2,528,497
Line of credit	341,587	341,587
Related party payable	725,000	725,000
Current portion of notes payable, related party	50,600	50,600
Current portion of convertible notes payable	50,000	30,000
Convertible debenture	240,000	260,000
Derivative liability	120,000	414,000
Liability for stock to be issued - common stock	76,455	44,750
Current portion of notes payable	28,050	63,250
Total current liabilities	4,353,971	4,457,684

Long-term Liabilities
Notes payable, net of current portion	334,689	341,357

TOTAL LIABILITIES	4,688,660	4,799,041

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and
no shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, 400,000,000 shares authorized and
17,669,383 and 17,292,996 shares issued and outstanding, respectively	1,767	1,729
Additional paid-in capital	708,541	534,188
Retained earnings (defict)	(4,709,284)	(4,738,804)
Total stockholders' equity (deficit)	(3,998,976)	(4,202,887)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$689,684	$596,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010

REVENUE	$1,031,336	$1,392,058

COST OF REVENUES
Direct labor and other finges	147,709	296,564
Subcontractor	510,534	994,602
Other direct costs	16,684	21,977
Amortization of computer software development costs	-	16,222
Total costs of revenues	674,927	1,329,365

GROSS PROFIT	356,409	62,693

OPERATING EXPENSES
Indirect and overhead labor and fringes	367,311	374,527
Professional fees	73,954	108,790
Business development costs	1,409	11,357
Rent	22,446	25,350
Advertising and promotion	6,776	25,165
General and administrative	28,239	37,343
Stock based compensation	99,641	-
Depreciation	5,514	8,415
Total operating expenses	605,290	590,947

NET LOSS FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES	(248,881)	(528,254)

OTHER INCOME (EXPENSE)
Amortization of debt discount	-	(41,497)
Fair value adjustment on derivative liability	294,000	(112,500)
Interest expense, net of interest income	(15,599)	(9,489)

Total other income (expense)	278,401	(163,486)

NET INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	29,520	(691,740)
Provision for income taxes	-	-

NET INCOME (LOSS) APPLICABLE TO SHARES	$29,520	$(691,740)

NET EARNINGS (LOSS) PER SHARE - BASIC	$0.00	$(0.18)

NET EARNINGS (LOSS) PER SHARE - DILUTED	$-	$(0.18)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,496,831	3,920,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$29,520	$(691,740)

Adjustments to reconcile net income (loss) to net cash (used in) operating activities:

Services rendered for promissory note	-	40,000
Stock based compensation	99,641	-
Fair value adjustment for derivative liability	(294,000)	112,500
Amortization of debt discount	-	41,497
Amortization of computer software development costs	-	16,222
Depreciation	5,514	8,415
Change in assets and liabilities
(Increase) decrease in accounts receivable	(70,724)	(111,349)
(Increase) decrease in other current assets	-	(750)
Increase in accounts payable and accrued expenses	212,237	551,719
Total adjustments	(47,332)	658,254
Net cash (used in) operating activities	(17,812)	(33,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received for shares of common stock and stock liability	68,000	-
Proceeds received from note payable, net	(21,868)	-
(Repayment) of line of credit, net	-	(7,500)
Net cash provided by (used in) financing activities	46,132	(7,500)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,320	(40,986)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	32,828	49,989

CASH AND CASH EQUIVALENTS - END OF PERIOD	$61,148	$9,003

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the year for interest	$6,167	$-
Cash paid during the year for income taxes	$-	$-

SUPPLEMENTAL INFORMATION OF NONCASH ACTIVITY
Conversion of accounts payable and accrued expenses for common stock and additional paid in capital or stock liability	$5,600	$-

Conversion of convertible debentures and accrued interest for common stock and additional paid in capital or stock liability	$32,855	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2010 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

On May 17, 2006, Black Nickel Acquisition Corporation I entered into a letter of intent with InferX Corporation, a privately-held Virginia corporation (“InferX Virginia”), with respect to entering into a merger transaction relating to bridge financing for InferX Virginia and the acquisition of and merger with InferX Virginia.  The transaction closed on October 24, 2006.  Following the merger, Black Nickel Acquisition Corporation I effected a short-form merger of InferX Virginia with and into Black Nickel Acquisition Corporation I, pursuant to which the separate existence of InferX Virginia terminated and Black Nickel Acquisition Corporation I changed its name to InferX Corporation (“InferX” or the “Company”).

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
MARCH 31, 2011 AND 2010

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

On October 27, 2009, the Company and Irus completed the Merger.  As consideration for the Merger, the Company issued 9,089,768 shares of common stock to Vijay Suri, the sole stockholder of Irus.  As part of their employment agreements signed on 27 October 2009, both Vijay Suri and B.K. Gogia, each were issued 1,000,000 shares of preferred stock.  On June 2, 2010, the Board rescinded the 1,000,000 shares of preferred stock and issued Vijay Suri and B.K. Gogia 1,000,000 shares of common stock in recognition of their personal guarantee of certain corporate debt of the Company.

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
MARCH 31, 2011 AND 2010

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred a gain of $29,520 for the three months ended March 31, 2011, and has a working capital deficiency of $3,687,379 as of March 31, 2011.  The Company’s loss from operations has seen a significant improvement on a quarter over quarter basis due to improved expense control, less use of subcontractors as a percentage of revenue, and improved debt position.  The principal reasons for the recurring losses and working capital deficiency relates to the Company’s continued focus on consolidating operations directly related to the merger, as well as refining its products and search for profitable government contracts and the continued uncertainty in the commercial market due to the recent national down-turn in business and available capital to the firm.  The Company expects the negative cash flow from operations to continue its trend through the next twelve months, however the Company continues to expand the pipeline of contracts.  These factors continue to raise doubt about the ability of the Company to continue as a going concern.

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
MARCH 31, 2011 AND 2010

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information.  Credit is granted to substantially all customers on an unsecured basis.  In determining the amount of the allowance, management is required to make certain estimates and assumptions.  Management has determined that as of March 31, 2011, no allowance for doubtful accounts is required.

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

For the three months ended March 31, 2011 and 2010, the Company recognized $0 and $16,222 of amortization expense on its capitalized software costs, respectively.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

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
MARCH 31, 2011 AND 2010

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

Concentrations

For the three months ended March 31, 2011 the Company has derived 82% of its revenue from two customers.  These customers are considered major customers as they represent 10% or more of total revenue.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  To date, accounts receivable have been derived from contracts with agencies of the federal government.  Accounts receivable are generally due within 30 days and no collateral is required.

Segment Reporting

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company only operates in one reporting segment as of March 31, 2011 and for the three months ended March 31, 2011 and 2010.

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
MARCH 31, 2011 AND 2010

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Convertible Instruments

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features, where the ability to physical or net-share settle the conversion option is not within the control of the Company, are bifurcated and accounted for as a derivative financial instrument.  Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument.  The resulting discount to the face value of the debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method.  The Company values derivative liability only when convertible debt is in default or has matured.

Income Taxes

Under ASC 740 the liability method is used in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach. The Company evaluates their tax positions on an annual and quarterly basis, and has determined that as of March 31, 2011 no additional accrual for income taxes is necessary.

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

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	Three Months Ended
	March 31,	March 31,
	2011	2010

Net income (loss)	$29,520	(691,740)

Weighted-average common shares outstanding:
Basic	17,496,831	3,920,645
Convertible debentures/notes	2,083,333	750,000
Warrants	6,004,000	435,000	-
Options	5,679,500	3,270,000
Diluted	31,263,664	8,375,645

Basic net income (loss) per share	$0.00	(0.18)

Diluted net income (loss) per share	$0.00	(0.18)

Research and Development

Research and development expenses include payroll, employee benefits, equity compensation, and other headcount-related costs associated with product development.  The Company has determined that technological feasibility for the software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred.  In addition, research and development costs have been included in the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2010, respectively.

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
MARCH 31, 2011 AND 2010

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
MARCH 31, 2011 AND 2010

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
MARCH 31, 2011 AND 2010

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

NOTE 3-	FIXED ASSETS

Fixed assets consist of the following as of March 31, 2011 (unaudited) and December 31, 2010, respectively:

	Estimated Useful	March 31,	December 31
	Lives (Years)	2011	2010

Computer equipment	5	$299,915	$299,915
Office machinery and equipment	5	15,099	15,099
Furniture and fixtures	5	86,934	86,934
Computer software	3	14,895	14,895
Automobile	5	50,914	50,914
		467,757	467,757
Less: Accumulated depreciation		(450,665)	(445,151)

Total, net		$17,092	$22,606

Depreciation expense was $5,514 and $8,415 for the three months ended March 31, 2011 and 2010, respectively.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 4-	COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs consist of the following as of March 31, 2011 (unaudited) and December 31, 2010, respectively:

	Estimated Useful	March 31,	December 31,
	Lives (Years)	2011	2010

Computer software development costs	5	$986,724	$986,724

Less: Accumulated amortization		(986,724)	(986,724)

Total, net		$0	$0

Amortization expense was $0 and $16,222 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 5-	NOTES PAYABLE

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

As of March 31, 2011, the Company has an outstanding principal balance of $347,739.  Interest expense on the SBA loan for the three months ended March 31, 2011 and 2010 respectively was $ 3,430 and $ 3,501.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 5-	NOTES PAYABLE (CONTINUED)

Tangiers Investors, LP

On February 26, 2010, the Company entered into a Promissory Note with Tangiers Investors, LP in the amount of $40,000.  The $40,000 was the value of services performed for the Company and not for cash paid.  The Company has agreed to repay the note in two tranches of $20,000.  The initial payment was due April 30, 2010 and the final payment was due June 30, 2010. Interest is calculated at 5% per annum.  The note was repaid in February 2011.

In August 2010, upon failure of the Company to pay either of the agreed upon payments, the Company and Tangiers Investors, LP entered into a Forbearance Agreement, which gave the company the option to either repay the entire $40,000 plus interest by October 15, 2010 and issue 50,000 common shares, repay $15,000 plus interest by October 15, 2010 and issue 50,000 common shares with the remaining $25,000 plus interest due by December 31, 2010 or repay the entire $40,000 plus interest by December 31, 2010 and issue 100,000 common shares.  As a result of the Company’s failure to comply with the terms of the original forbearance agreement, they entered into a second forbearance agreement, which further extended the time for the Company to pay the $40,000 note.  The Company again failed to repay the note by the extended date, and was forced to issue additional shares in December 2010, in accordance with the agreements.  Additionally, the Company accrued shares for an additional penalty.  Tangiers issued a default notice to the Company on January 20, 2011.  During negotiations for settlement the Company agreed to pay the outstanding debt in full plus outstanding interest.  As a result of the additional shares the Company was forced to issue to Tangiers due to the non-compliance of the forbearance agreements, the modifications made to the debt instrument, constituted a material modification and as a result, the original debt instrument was extinguished and the new debt instrument was recorded, with the resulting value of the penalty shares reflected as a loss on extinguishment.

Interest expense for the three months ended March 31, 2011 and 2010 respectively was $148 and $181.  There is no accrued interest as of March 31, 2011.  The Company issued all of the shares required and repaid the debt in February 2011.

Other

The Company has four notes payable, three are convertible into shares of common stock at $0.06 per share at 8% interest, and one note is for $15,000 at 5% interest.  All notes mature during 2011.  Interest expense for the three months ended March 31, 2011 on these notes is $1,141.

The following represent the maturities of the notes payable for the next five years – 2012 - $78,050; 2013- $8,795; 2014 - $9,100; 2015 - $9,465; 2016 - $10,250; and thereafter - $297,079.

NOTE 6-	NOTE PAYABLE – RELATED PARTY

In April 2010, the Company entered into two separate promissory notes with the Company’s President who loaned the Company a total of $26,000 on April 16, 2010 and $24,600 on April 30, 2010.  Payments of $1,000 per month commence July 1, 2010 for five months and the balance due on December 1, 2010.  Interest is calculated at 1.5% per month; escalating to 2.5% per month should the monthly $1,000 payments not be made timely.  The Company has not made the required $1,000 payments, thus the interest, effective July 1, 2010 on these notes has been accrued at 2.5% per month in accordance with the note agreements.  These notes originally due on December 1, 2010 have been extended through June 30, 2011; and the Company agreed to increase the interest rate to 5%.  Interest expense for the three months ended March 31,2011 and accrued interest at March 31, 2011 related to these notes are $624 and $1,499 respectively.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 7-	LINE OF CREDIT

The Company has a line of credit with a bank in the amount of $850,000 as of March 31, 2011.  The Company has an outstanding balance of $341,587 as of March 31, 2011.

The loan accrues interest at annual interest rates of prime plus ¼ %.  Interest expense for the three months ended March 31, 2011 and 2010 respectively was $2,737 and $2,881.  The line of credit is secured by the Company’s accounts receivables and personally guaranteed by the Company’s President.

NOTE 8-	CONVERTIBLE DEBENTURES

On December 23, 2009, the Company entered into a Debenture and Warrant Purchase Agreement pursuant to which Street Capital, LLC, the placement agent, agreed to use its best efforts to provide bridge financing through unnamed prospective purchasers in return for an 8% secured convertible debenture (“Debenture”) in the principal amount of $300,000 at a conversion price of $0.20 per share of the Company’s common stock and equity participation in the form of a class A common stock purchase warrant to purchase an aggregate of up to 450,000 shares of the Company’s common stock with an exercise price of $0.20, and a class B common stock purchase warrant to purchase an aggregate of up to 120,000 shares of the Company’s common stock, with an exercise price per share equal to $0.50. On July 9, 2010, the exercise price was changed to $0.20 as the Company failed to convert or repay the instrument by the due date of June 23, 2010.  The Company received $150,000 of the $300,000 total principal on December 23, 2009 and entered into two additional debentures for $100,000 and $10,000 for a total of $110,000 in April 2010.  In March 2011, the Company received notice to convert $20,000 into common stock.  The shares had not been issued as of March 31, 2011, and the $20,000 is reflected in the liability for stock to be issued. This brought the total balance of convertible debentures down to $240,000 as of March 31, 2011.

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

The Company recognized the discount as a derivative liability, and in accordance with the ASC, values the derivative liability each reporting period to market as a result of the debentures reaching maturity with no repayment or conversion.  The Company had recognized a loss of $121,953 and $121,922 in the years ended December 31, 2010 and 2009 due to the beneficial conversion of the various instruments and a gain of $294,000 in the three months ended March 31,2011.  The convertible debentures were to mature from June 2010 to October 2010.  The Company entered into an Amendment to Debenture and Warrants which extended the due date of the original $150,000 debenture from June 2010 to August 31, 2010 and amended the exercise price of the Class B warrants from $0.50 to $0.20 on July 9, 2010.

The Company is in continuing discussions with the Debenture Holders to extend the amended due date of the remaining $150,000 debenture from August 31, 2010 to a future date to be acceptable to all parties.  The Company entered into a Second Amendment on September 1, 2010, that further extended the repayment date of the $150,000 Convertible Debenture to October 31, 2010 and issued 150,000 shares of common stock and 150,000 Class C Warrants as a penalty.  The Company failed to comply with the new maturity date of October 31, 2010 and as a result agreed to issue 25,000 shares of common stock for each month that the debenture remains unpaid.  The Debenture Holders converted $20,000 of principle for shares of common stock January 19, 2011 and was paid accrued interest in shares of common stock.

NOTE 8-	CONVERTIBLE DEBENTURES (CONTINUED)

As of March 31, 2011, the Company has accrued an additional 150,000 shares of common stock as a penalty.  The Company also extended the other two convertible debentures issuing the debenture holders each Class C warrants 100,000 and 10,000 respectively, and accruing penalty shares 100,000 and 10,000 shares, respectively.  The Company was forced to issue the Class C warrants in addition to the shares of common stock, due to the non-compliance of the agreements.  The modifications made to the debt instruments, constituted a material modification and as a result, the original debt instrument was extinguished and the new debt instrument was recorded, with the resulting value of the penalty shares and warrants reflected as a loss on extinguishment.

Interest expense for the three months ended March 31, 2011 and 2010 were $4,818 and $2,926, respectively.  As of March 31, 2011, accrued interest on the convertible debentures is $10,428.

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

The Company as of March 31, 2011 had 17,669,383 shares of common stock issued and outstanding.

During the three months ended March 31, 2011 the Company has issued 376,387 shares of common stock.  Shares of common stock issued and outstanding are as follows:  The Board of Directors authorized a common stock sale in the amount of $75,000 to a small number of Accredited Investors acceptable to the Company, there were 333,333 shares authorized for sale; of which 302,222 were purchased and on March 31, 2011 288,887 shares have been issued; 75,000 shares of the Company’s common stock as payment for of Tangiers Investors LP’s forbearance; the Company issue 2,500 shares of the Company's common stock to a vendor for the conversion of outstanding debt; 10,000 shares to a consultant in exchange for services.  The Company has an outstanding liability for stock to be issued, net of issuances of shares, of $76,455 at March 31, 2011.  The Company recorded an additional $99,641 in stock based compensation.

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

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 9-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

From January 1, 2009 through October 27, 2009, the period prior to the reverse merger with Irus Group, the following transactions occurred:

•	The Company effectuated a reverse 1:20 stock split. All shares of common stock have been reflected with the 1:20 reverse split, retroactively in accordance with SAB Topic 14C;
•	1,875,000 shares of common stock were issued in conversion of $393,500 in convertible notes, interest and warrants that were issued with the convertible notes;
•	617,500 shares of common stock were issued for cash in the amount of $135,000;
•	187.500 shares of common stock were issued for services rendered valued at $53,000;
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

For the three months ending March 31, 2011, the Company recorded $99,641 in stock based compensation.

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

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 9-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

The Company issued 900,000 warrants to an investment consultant as part of their overall compensation package to raise funds for the Company.  These warrants have an exercise price of $0.20 per share and expire in 5 years.  These warrants vest with 400,000 over one year beginning in July 2010, and the balance of 500,000 warrants vest based upon achievement of performance objectives mutually agreed between the Company and the Consultant.  The Company incurred $26,933 in stock-based compensation expense to record the first two scheduled vesting’s of 100,000 warrants in July 2010 and October 2010.  The third scheduled vesting occurred in January 2011 and the $18,997 was recorded as stock based compensation in the three months ended March 31, 2011. The contract was terminated on February 25, 2011 and 300,000 warrants are vested and the remaining 600,000 warrants are forfeited.

The Company issued 4,500,000 warrants to B.K. Gogia as part of his overall compensation package.  These warrants have an exercise price of $0.20 per share and expire in 5 years.  These warrants vest based upon achievement of performance objectives mutually agreed between the Company and the Employee and the stock price being not less than $0.50 per share.  None of these warrants have vested as of March 31, 2011.

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

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 9-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

The following is a breakdown of the warrants:

	Exercise	Date
Warrants	Price	Issued	Term
225,000	$0.20	12/23/2009	5 years
60,000	$0.50	12/23/2009	5 years
150,000	$0.20	1/26/2010	5 years
15,000	$0.20	4/1/2010	5 years
4,000	$0.50	4/1/2010	5 years
300,000	$0.20	4/6/2010	5 years
4,500,000	$0.20	4/6/2010	5 years
300,000	$0.20	4/6/2010	5 years
150,000	$0.20	4/19/2010	5 years
40,000	$0.50	4/19/2010	5 years
150,000	$0.40	11/30/2010	5 years
110,000	$0.40	12/29/2010	5 years
6,004,000

The warrants have a weighted average price of $0.21.

The warrants were valued utilizing the same Black – Scholes criteria as the options below:

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

During the three months ended March 31, 2011, the Company granted an additional 545,000 options to purchase shares of common stock.  Of this amount, 195,000 vested as of March 31, 2011.  None of these options have been exercised as of March 31, 2011.

The total options granted as of March 31, 2011 were 5,679,500, of which 4,634,500 are vested and none have been exercised.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 9-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

These options have exercise prices that range from $0.06 to $0.50 and were valued based on the black-scholes model with the following criteria:

Strike Price	$0.06 – 0.50
Expected Life of Option	3 - 5 yr.
Annualized Volatility	261.60-340.19%
Discount Rate	1.25%
Annual Rate of Quarterly Dividends	None

The value attributable to these options that vested for the three months ended March 31, 2011 is $73,143 and is reflected in the consolidated statements of operations as stock based compensation.

NOTE 10-	COMMITMENTS

Office Lease

The Company leases office space in Sterling, Virginia pursuant to a lease with a related party through common ownership which expires in 2013.  The lease provides for an annual rental of approximately $78,000.

Rent expense for the three months ended March 31, 2011 and 2010 was $22,446 and $25,350, respectively.

Board of Advisors Agreements

The Company’s board of directors on May 1, 2010, approved the addition of two members to its Board of Advisors.  Each of these members provide assistance to the Company with respect to their healthcare solution and predictive technology to prospective banking, insurance and healthcare customers.  As consideration for the placement on the Board of Advisors, the Company has, in addition to quarterly cash payments, granted those options under their 2007 Stock Incentive Plan that vest over a two-year period of time commencing in May 2010.  The Company has included these fees in their consolidated statements of operations for the three months ended March 31, 2011 and 2010.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 10-	COMMITMENTS (CONTINUED)

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

In June 2010, the Company entered into a consulting agreement with a company to provide financial services and locate potential investment opportunities.  The term of the agreement is for one-year, and the consultant will receive monthly payments of $7,500 as well as be issued 300,000 shares of restricted common stock, and 900,000 warrants that vest over the one-year period and upon certain financing criteria being met.  As of March 31, 2011, 300,000 of the warrants have vested.  The Company has included these fees in their consolidated statements of operations for the three months ended March 31, 2011. The agreement terminated in February 2011, and the remaining 600,000 unvested warrants have been cancelled.

In December 2010, the Company entered into an agreement with Strategic Global Advisors, LLC, a firm that provides investment and public relations consulting firm services.  Pursuant to the agreement, Strategic Global Advisors, LLC will receive a retainer of $30,000 payable in four monthly payments of $7,500 and receive 500,000 options to purchase the Company's common stock that vest on the date of grant.  The options were valued at $34,994.  The Company has included these fees in their consolidated statements of operations for the three months ended March 31, 2011.

On March 2, 2011, The Board of Directors entered into an agreement with Assured Value Advisors, Inc., a merchant and investment banking services consultant in connection with investment banking services.  Pursuant to the agreement, Assured Value Advisors, Inc. will receive 500,000 options to purchase shares of the Company's common stock; of which 150,000 ($59,773 in stock based compensation) of these options are to vest immediately, with the remainder to be vested based on performance milestones.

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

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 11-	PROVISION FOR INCOME TAXES (continued)

At March 31, 2011, deferred tax assets consist of the following:

Net operating losses	$1,156,335

Valuation allowance	(1,156,335)

$-

At March 31, 2011, the Company had net operating loss carry forward in the approximate amount of $3,400,985, available to offset future taxable income through 2031.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended March, 31, 2011 and 2010 is summarized below.

	2011	2010
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	6.0	6.0
Valuation allowance	28.0	28.0
	0%	0%

NOTE 12-	RELATED PARTY TRANSACTIONS

The Company has a rent expense in the amount for the three months ended March 31, 2011 and 2010 of $22,446 and $25,350, respectively, to a company owned by a relative of an officer of the Company.  In addition, the Company has outstanding fees due the President & CEO of $725,000 as of March 31, 2011 relating to past due distributions prior to the reverse merger.  Further, the Company entered into two separate promissory notes with Vijay Suri during April 2010, in which Mr. Suri loaned the Company a total of $26,000 on April 16, 2010 and $24,600 on April 30, 2010.  The notes were due on December 1, 2010, however, have been extended through June 30, 2011.

NOTE 13-	MAJOR CUSTOMERS

The Company has derived 82% of its revenue and accounts receivable for the three months ended March 31, 2011 from two customers.  A major customer is a customer that represents 10% of total revenues.

INFERX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

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

Predictive analytics helps organizations make better decisions by providing empirical, objective and consistent methods of evaluating transactions, customers, or shippers in this context; and doing it at high volumes using disparate and geographically dispersed enterprise databases.  These models are often "behavioral" because they may be used to predict future behavior of account or customer actions in regard to; e.g. likelihood of fraudulent behavior.  By enabling organizations to instantly differentiate between desirable and undesirable business, predictive models allow them to control the level of risk they are willing to assume and actions to increase profitability.  Our patented and patent-pending products simultaneously analyze data in multiple remote locations with disparate formats without the need to move the data to a central data warehouse, thereby preserving the privacy and security of the data.

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

The Irus Group, Inc. (“Irus”), founded in 1996, has emerged as a star consulting firm specializing in bridging corporate performance management and business intelligence systems to help clients answer tough business questions.  Irus’ specific domain expertise revolved around the planning, consulting, implementation and development of complex business intelligence solutions.  Irus developed a deep understanding and breadth of knowledge in enterprise budgeting and planning systems, allowing Irus to provide their customers marry critical systems and processes for business intelligence into corporate performance management solutions.

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

We continue to enjoy a solid performance record for quality and on-time performance with our US Government clients.  Our services business consists of professional IT consulting focused on business intelligence and corporate performance management and predictive analytics support.  As a result of our merger with the Irus Group, we expanded and enhanced our customer base and services offerings, which we believe will increase our revenues and expenses in comparison to recent periods.  Our services business, which represented over 99% of our total revenues in fiscal 2010, has significantly lower margins than our software business.  The proportion of our services revenues relative to our total revenues in three months ending March 31, 2011 was affected by our continued focus on the PA software side of the business and the continued uncertainty of the US Government budget.

Consulting:  Our consulting line of business is comprised of two operating segments: (i) providing services to our customers in support of their corporate enterprise predictive and advanced analytics requirements; and (ii) providing services to BI customers in enterprise architecture design and implementation; business / IT strategy alignment; business process simplification; solution integration; and product implementation, enhancements, and upgrades.  Our consulting revenues are dependent upon general economic conditions and the level of product revenues, including the new software license sales of our application products.  To the extent we are able to grow our software products revenues; we would also generally expect to be able to grow our consulting revenues.

Software Business:  Our software business, which represented less than 1%, of our total revenues in fiscal 2010, is comprised of two operating segments: (i) new software licenses and (ii) software license updates and product support.  The company made significant investment in developing new healthcare and financial services solutions working with partners as addressed in business section.  We expect that our software business’ total revenues in 2011 will increase due to the continued demand for our PA software products and software license updates and product support offerings.  We will continue to make further investments in research and development to meet customer demand and changing market conditions.  We believe that future software revenues will significantly increase as we bring to market our software-as-a-service (SaaS) and platform-as-a-service (PaaS) delivery models.

During this fiscal quarter, we continued to place great emphasis on the enhancement and development of our core technology products and the adaptation into market-sector specific solutions.  This concentration of effort resulted in higher overhead, on a year over year basis, consisting primarily of personnel related expenditures.  Key to our future, we intend to continue to invest significantly in our product research and development and market-driven technology solutions because they are essential to maintaining our competitive position.

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

Computer Software Development Costs

During 2009, the Company capitalized certain software development costs.  The Company capitalizes the cost of software in accordance with ASC 985-20 once technological feasibility has been demonstrated, as the Company has in the past sold, leased or otherwise marketed their software, and plans on doing so in the future.  The Company capitalizes costs incurred to develop and market their privacy preserving software during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants.  Amortization of such costs is based on the greater of (i) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (ii) the straight-line method over the remaining economic life of the software, typically five years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events.  The Company has not developed any software for internal use.  During the period ending March 31, 2011, the Company did not capitalize any software development costs.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.  We enter into certain arrangements where we are obligated to deliver multiple products and/or services (multiple elements).  In these transactions, we allocate the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence).  The Company generates revenue from application license sales, application maintenance and support, professional services rendered to customers as well as from application management support contracts.  The Company’s revenue is generated under time-and-material contracts and fixed-price contracts.

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

At this time we do not derive revenue from projects involving multiple revenue-generating activities.  If a contract would involve the provision of multiple service elements, total estimated contract revenue would be allocated to each element based on the fair value of each element.  The amount of revenue allocated to each element would then be limited to the amount that is not contingent upon the delivery of another element in the future.  Revenue for each element would then be recognized depending upon whether the contract is a time-and-materials contract or a fixed-price, fixed-time contract.

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

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820)- Improving Disclosures about Fair Value Measurements (ASU 2010-06). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010.

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

Three Months Ended March 31, 2011 and 2010

Revenue

Revenue for the three months ended March 31, 2011 was $1,031,336, a decrease from $1,392,058 for the same period in 2010; a 26% decrease, reflecting what we believe to be a continuing uncertain economic environment across all of our focus market areas; and inability of the US Government to enact a budget, which directly impacts our revenue delivered from government contracts.  From a customer market perspective, we did not see a significant improvement in the business environment for capital expenditures across our enterprise, commercial, and government markets, during the first quarter of fiscal 2011.  In this same period, our net sales decreased on a quarter-over-quarter basis across all of our focus market areas, likewise our revenue from legacy professional services contracts decreased by 26%, compared with the corresponding periods of fiscal 2010.  In the first quarter of fiscal 2011 and 2010, we had no revenue from core PA technology products.

Cost of Revenues

Costs of revenues for the three months ended March 31, 2011 were $674,927, a 49% decrease from $1,329,365 for the same period in 2010.  The decrease resulted primarily from lower subcontractor costs attributable to lower revenue as well as benefits from our ongoing program to optimize efficiency and reduce costs.

Gross Margin

In the first quarter of fiscal 2011, our gross margin percentage increased by approximately 469% compared with the corresponding period of fiscal 2010.  This increase in gross margin percentage for the first quarter of fiscal 2011 was the result of a substantial reduction in cost of goods sold.

Operating Expenses

For the first quarter operating expenses of fiscal 2011 increased by approximately 2% compared with the corresponding period of fiscal 2010.  The increase was attributable to higher stock based compensation-related expenses, however, all other aspects of our operating expenses enjoyed a significant decrease during this period.  Operating expenses for the three months ended March 31, 2011, which include indirect labor, professional fees, travel, rent, general and administrative, stock issued for services, stock based compensation, and depreciation, increased $14,343 to $605,290 from $590,947 for the same period in 2010.

Other Income (Expense)

Other income increased $441,887 in the three months ended March 31, 2011 compared to the same period in 2010.  The increase is attributable to the fair value increase in the derivative liability of $406,500, offset by the increase in the amortization of debt discount of $41,497 and an increase in interest expense of $6,110.

Contract Backlog

At March 31, 2011 and December 31, 2010, our estimated backlog was $6,102,000 million and $5,790,000 million, respectively, of which $4,440,000 million and $4,752,000 million, respectively, was funded.  We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options.  We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized.  Our backlog does not include any estimate of future potential delivery orders that might be awarded under our Government Wide Acquisition Contracts (GWAC) or other multiple-award contract vehicles.

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

Liquidity and Capital Resources

We had cash of $61,148 and a working capital deficit of $3,687,379 as of March 31, 2011.  During the three months ended March 31, 2011, we used approximately $971,800 of cash from our operations.  Operations were funded primarily from the consulting revenue generated in this period.

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

Our management has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2011 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, management has concluded that our internal controls over financial reporting were not effective as of March 31, 2011 due to the existence of several material weaknesses in our internal control over financial reporting, discussed below.  Our Board of Directors has reviewed the results of management’s assessment. In addition, on a quarterly basis we will evaluate any changes to our internal control over financial reporting to determine if material changes occurred.

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

As of the date of this filing, our directors and executive officers beneficially owned 11,806,152 shares, or approximately 66.8%, of our outstanding common stock in the aggregate.  Because of the large percentage of stock held by our directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our stockholders.

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

Revenues derived from federal government contracts accounted for 99% of our revenues in the first fiscal quarter 2011.  We expect that government contracts will continue to be a significant source of our revenues for the foreseeable future.  Our business generated from government contracts may be adversely affected if:

•	ability of the government to prepare, approve and execute a final federal fiscal budget;

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

Our independent registered public accounting firm has expressed doubt regarding our ability to continue as a going concern.

Our audited financial statements for the years ended December 31, 2010 and 2009 have been prepared under the assumption that we will continue as a going concern.  Our independent registered public accounting firms have issued their reports dated April 13, 2011 and May 20, 2010 in connection with the audits of our financial statements for the years ended December 31, 2010 and 2009 that included an explanatory paragraph describing the existence of conditions that raise doubt about our ability to continue as a going concern due to our having sustained operating losses and capital deficits from operations.  The fact that we have received this “going concern opinion” from our independent registered public accounting firm will likely make it difficult for us to raise capital on favorable terms and could hinder, to some extent, our operations.  Additionally, if we are not able to continue as a going concern, it is likely that stockholders will lose all of their investment.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Dated: May 13, 2011	InferX Corporation

	By:	/s/ Vijay Suri
Vijay Suri, President, CEO and CFO
(Principal Executive, Financial and
Accounting Officer)