Form 10-Q
period 2011-06-30
INFERX CORP
filed 2011-08-15
CIK 1329548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 9, 2011 there were 19,032,236 outstanding shares of the registrant’s common stock, $.0001 par value per share.

INFERX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	JUNE 30,	DECEMBER 31,
	2011	2010
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$185,805	$32,828
Accounts receivable	564,527	534,720
Advance	3,000
Total current assets	753,332	567,548

Fixed assets, net of depreciation	12,631	22,606

Other Assets
Other assets	6,000	6,000
Computer software development costs, net of amortization	22,519	-
Total other asset	28,519	6,000

TOTAL ASSETS	$794,483	$596,154

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,788,657	$2,528,497
Line of credit	341,587	341,587
Related party payable	725,000	725,000
Current portion of notes payable, related party	50,600	50,600
Current portion of convertible notes payable	50,000	30,000
Convertible debenture, net of discount of 0 and 0 respectively	210,000	260,000
Derivative liability	1,020,930	414,000
Liability for stock to be issued - common stock	86,582	44,750
Current portion of notes payable	15,000	63,250
Total current liabilities	5,288,356	4,457,684

Long-term Liabilities
Notes payable, net of current portion	347,739	341,357
Total Long-term liabilities	347,739	341,357

TOTAL LIABILITIES	5,636,095	4,799,041

MEZZANINE (TEMPORARY) EQUITY
Convertible redeemable preferred stock, series B, par value $.0001 per share; 1,100,000 shares authorized; 550,000 and 0 shares issued, respectively	225,000	-
Discount on preferred stock, series B	(105,930)	-
Total Mezzanine (Temporary) Equity	119,070	-

TOTAL MEZZANINE (TEMPORARY) EQUITY	119,070	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, 400,000,000 shares authorized and 18,328,335 and 17,292,996 shares issued and outstanding, respectively	1,833	1,729
Additional paid-in capital	981,831	534,188
Retained earnings (defict)	(5,944,346)	(4,738,804)
Total stockholders' equity (deficit)	(4,960,682)	(4,202,887)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$794,483	$596,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
	(unaudited)
REVENUE	$1,882,357	$2,708,665

COST OF REVENUES
Direct labor and other fringes	280,180	619,283
Subcontractor	936,097	1,803,301
Other direct costs	25,165	46,008
Amortization of computer software development costs	-	32,444
Total costs of revenues	1,241,442	2,501,036

GROSS PROFIT	640,916	207,629

OPERATING EXPENSES
Indirect and overhead labor and fringes	735,725	642,321
Professional fees	190,574	122,388
Business development costs	4,892	9,606
Rent	44,037	46,608
Advertising and promotion	18,150	27,040
General and administrative	44,702	75,400
Stock based compensation	160,193	119,051
Depreciation	9,975	14,769
Total operating expenses	1,208,249	1,057,183

NET INCOME (LOSS) FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES	(567,333)	(849,554)

OTHER INCOME (EXPENSE)
Amortization of debt discount	-	(105,316)
Fair value adjustment on derivative liability	(606,930)	19,868
Interest expense, net of interest income	(31,279)	(30,804)

Total other income (expense)	(638,209)	(116,252)

NET INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(1,205,543)	(965,806)

Provision for income taxes	-	-

NET INCOME (LOSS) APPLICABLE TO SHARES	$(1,205,543)	$(965,806)

NET INCOME (LOSS) PER BASIC SHARES	$(0.07)	$(0.16)
NET INCOME (LOSS) PER DILUTED SHARES	$(0.07)	$(0.16)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	17,741,713	6,079,888

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	31,158,547	15,583,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	Three Months Ended
	June 30,
	2011	2010
	(unaudited)
REVENUE	$851,021	$1,316,607

COST OF REVENUES
Direct labor and other fringes	132,471	322,719
Subcontractor	425,563	808,699
Other direct costs	8,481	24,031
Amortization of computer software development costs	-	16,222
Total costs of revenues	566,515	1,171,671

GROSS PROFIT	284,507	144,936

OPERATING EXPENSES
Indirect and overhead labor and fringes	368,414	267,794
Professional fees	116,620	13,598
Business development costs	3,483	(1,751)
Rent	21,591	21,258
Advertising and promotion	11,374	1,875
General and administrative	16,463	38,057
Stock based compensation	60,552	119,051
Depreciation	4,461	6,354
Total operating expenses	602,959	466,236

NET INCOME (LOSS) FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES	(318,452)	(321,300)

OTHER INCOME (EXPENSE)
Amortization of debt discount	-	(63,819)
Fair value adjustment on derivative liability	(900,930)	132,368
Interest expense, net of interest income	(15,680)	(21,315)

Total other income (expense)	(916,610)	47,234

NET INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(1,235,063)	(274,066)

Provision for income taxes	-	-

NET INCOME (LOSS) APPLICABLE TO SHARES	$(1,235,063)	$(274,066)

NET INCOME (LOSS) PER BASIC SHARES	$(0.07)	$(0.05)
NET INCOME (LOSS) PER DILUTED SHARES	$(0.07)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	17,741,713	6,079,888

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	31,745,170	15,583,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,205,543)	$(965,806)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:

Stock based compensation	160,193	62,051
Amortization of debt discount	-	105,316
Services rendered for promissory note	-	40,000
Fair value adjustment for derivative liability	606,930	(19,868)
Amortization of computer software development costs	-	32,444
Depreciation	9,975	14,769
Change in assets and liabilities
(Increase) decrease in accounts receivable	(29,807)	134,243
(Increase) in advances	(3,000)	-
(Increase) in other current assets	-	(12,350)
Increase in accounts payable and accrued expenses	365,616	407,777
Increase in liability for stock to be issued	-	66,500
Total adjustments	1,109,907	830,882
Net cash (used in) operating activities	(95,636)	(134,924)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Comp SW Dev	(22,519)	-
Net cash (used in) financing activities	(22,519)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment) of line of credit, net	-	(16,500)
Proceeds received for shares of common stock and stock liability	68,000	-
(Repayment) of note payable, net	(21,868)	-
Proceeds from notes payable - related parties	-	50,600
Proceeds received from convertible debentures	-	110,000
Proceeds received from convertible preferred	225,000	-
Net cash provided by (used in) financing activities	271,132	144,100

NET INCREASE IN CASH AND CASH EQUIVALENTS	152,977	9,176

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	32,828	49,989

CASH AND CASH EQUIVALENTS - END OF PERIOD	$185,805	$59,165

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the period for interest	$14,952	$-
Cash paid during the period for income taxes	$179	$-

SUPPLEMENTAL INFORMATION OF NONCASH ACTIVITY
Conversion of accounts payable and accrued expenses for common stock and additional paid in capital or stock liability	$89,182	$-
Conversion of convertible debentures and accrued interest for common stock and additional paid in capital or stock liability	$66,274	$-
Stock issued for liability to issue common shares	$-	$43,692
Warrants issued for settlement of accounts payable	$-	$104,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

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

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

The Merger with Irus was accounted for as a recapitalization under the purchase method of accounting, as Irus became the accounting acquirer.  The reported amounts and disclosures contained in the consolidated financial statements are those of Irus, the operating company.  In the transaction, Irus assumed the technology of the Company as well as the liabilities.

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

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred a net loss of $1,205,543 and $965,806 for the six months ended June 30, 2011 and 2010, and has a working capital deficiency of $4,535,024 as of June 30, 2011.  Although the Company incurred a larger net loss during the six months ended June 30, 2011 than the same period last year, the Company enjoyed an increase to both its gross and operating profits of $433,287 and $282,221, respectively.  From this perspective the Company is substantially more profitable than the same period in 2010 and a large portion of the overall net loss increase can be attributable to a rise in the uncontrollable fair value adjustment of the derivative liability.  The revenues for the six months ended 2011 compared to the same period in 2010 declined, however the Company was able to decrease its direct labor costs as a percentage of revenue by 36% which is the key factor in the increased gross profit.

In addition to the adjustment on the derivative liability expense other factors affecting our overall recurring losses and working capital deficiencies include the move by the federal government to convert contract support spaces to employees.  This is negatively impacting our labor rates, hours billed, and ability to expand current contracts.  Further, the federal government’s inability to negotiate and implement a comprehensive federal budget has directly impacted our success in acquiring new profitable government contracts.  Combined with the continued uncertainty in the commercial market due to the sustained national down-turn in business and associated flat recovery has increased sales cycles and reduced sales opportunities.  Additionally, the Company continues to be constrained by its availability of investment capital to the firm.  The Company expects the negative cash flow from operations to continue its trend through the next six months, however the Company continues to expand current contract revenue backlog and build its pipeline of contracts.  These factors continue to raise doubt about the ability of the Company to continue as a going concern.

Management’s plans to address these conditions include continued aggressive efforts to expand the firm’s current business backlog, by obtaining new government and commercial contracts, as well as expanding integrator partnerships and new technology.  Commensurate with Management’s aggressive sales development plan; the Company has instituted a comprehensive communications and marketing plan; the hiring of another sales representative and the engagement of an external business development organization.  Management believes that these combined efforts will significantly improve the success rate of sales closure within the Company’s robust opportunity pipeline.  The Company continues to seek additional capital through the sale of the Company’s stock.  Additionally, the executive management team has put into place an aggressive cost and expense savings spending plan to identify and eliminate costs which are directly impacting profitability.

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
JUNE 30, 2011 AND 2010

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information.  Credit is granted to substantially all customers on an unsecured basis.  In determining the amount of the allowance, management is required to make certain estimates and assumptions.  Management has determined that as of June 30, 2011, no allowance for doubtful accounts is required.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years).  Costs of maintenance and repairs are charged to expense as incurred.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Computer Software Development Costs

During 2009 and 2011, the Company capitalized certain software development costs.  The Company capitalizes the cost of software in accordance with ASC 985-20 once technological feasibility has been demonstrated, as the Company has in the past sold, leased or otherwise marketed their software, and plans on doing so in the future.  The Company capitalizes costs incurred to develop and market their privacy preserving software during the development process, including payroll costs for employees who are directly associated with the development process, services performed by consultants, and attributable overhead costs.  Amortization of such costs is based on the greater of (i) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (ii) the straight-line method over the five year economic life of the software, as specified in the technological feasibility study performed by an independent valuation consultant. in 2006.  It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events.  The Company has not developed any software for internal use.

During the three months ended June 30, 2011 the Company’s CTO has been administering some major modifications to the Company’s core products (i.e. InferAgent, InferText).  At the same time he is also developing an industry specific interface to make the product more end user friendly and more marketable to the general public.  These modifications are in response to specific potential customer needs and we anticipate capitalizing roughly $60,000 - $90,000 more in computer software development costs over the next four to seven months.

For the six months ended June 30, 2011 and 2010, the Company recognized $0 and $32,444 of amortization expense on its capitalized software costs, respectively.  Since the Company has yet to complete the software development and major product modifications, no amortization of these costs have occurred in the six months ended June 30, 2011.  Upon completion of the major modifications, amortization will begin accordingly.

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

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

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

Concentrations

For the six months ended June 30, 2011 the Company has derived 91% of its revenue from one customer.  This customer concentration is from a Federal Agency, from which we receive multiple contracts from different operating divisions, who issue contracts from multiple contracting activities.  This revenue is from three separate contracts that the Company is engaged under, and the Company does not believe that there is any customer concentration risk associated with this customer.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  To date, accounts receivable have been derived from contracts with agencies of the federal government.  Accounts receivable are generally due within 30 days and no collateral is required.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Reporting

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”.  This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company only operates in one reporting segment as of June 30, 2011 and for the six months ended June 30, 2011 and 2010.

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach. The Company evaluates their tax positions on an annual and quarterly basis, and has determined that as of June 30, 2011 no additional accrual for income taxes is necessary.

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

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	Six Months Ended
	June 30,	June 30,
	2011	2010

Net income (loss)	$(1,205,543)	$(965,806)

Weighted-average common shares outstanding:
Basic	17,741,713	6,079,888
Convertible Notes	833,334	-
Convertible Debenture	1,050,000	1,300,000
Convertible Preferred	450,000	-
Warrants	6,454,000	5,634,000
Options	5,679,500	3,870,000
Diluted	32,308,547	16,883,888

Basic net income (loss) per share	$(0.07)	$(0.16)

Diluted net income (loss) per share	$(0.07)	$(0.16)

Research and Development

Research and development expenses include payroll, employee benefits, equity compensation, 3rd party payments, and other headcount-related costs associated with product development.  The Company has determined that technological feasibility was established for the software products in 2002 by a study done in 2006 by the independent valuation consultant.  Costs incurred after technological feasibility was established are not material, and accordingly, the Company capitalizes all research and development costs when incurred and amortizes those costs over a 5 year period starting on the date the product is available to the market.  All  research and development costs have been included in the condensed consolidated statements of operations for the six months ended June 30, 2011 and 2010, respectively.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

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

NOTE 3-	FIXED ASSETS

Fixed assets consist of the following as of June 30, 2011 (unaudited) and December 31, 2010, respectively:

	Estimated Useful	June 30,	December 31
	Lives (Years)	2011	2010

Computer equipment	5	$299,915	$299,915
Office machinery and equipment	5	15,099	15,099
Furniture and fixtures	5	86,934	86,934
Computer software	3	14,895	14,895
Automobile	5	50,914	50,914
		467,757	467,757
Less: Accumulated depreciation		(455,126)	(445,151)

Total, net		$12,631	$22,606

Depreciation expense was $9,975 and $14,769 for the six months ended June 30, 2011 and 2010, respectively.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

NOTE 4-	COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs consist of the following as of June 30, 2011 (unaudited) and December 31, 2010, respectively:

	Estimated Useful	June 30,	December 31,
	Lives (Years)	2011	2010

Computer software development costs	5	$1,009,243	$986,724

Less: Accumulated amortization		(986,724)	(986,724)

Total, net		$22,519	$0

Amortization expense was $0 and $32,444 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 5-	NOTES PAYABLE

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

As of June 30, 2011, the Company has an outstanding principal balance of $347,739.  Interest expense on the SBA loan for the six months ended June 30, 2011 and 2010 respectively was $ 6,898 and $ 7,040.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

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

Interest expense for the six months ended June 30, 2011 and 2010 respectively was $148 and $679.  There is no accrued interest as of June 30, 2011.  The Company has issued all of the shares required and repaid the debt in February 2011.

Other

The Company has four notes payable, three ($50,000) are convertible into shares of common stock at $0.06 per share at 8% interest, and one note is for $15,000 at 5% interest.  All notes mature during 2011.  Interest expense for the six months ended June 30, 2011 and 2010 respectively was $ 2,325 and $ 0. The interest accrued as of June 30,.2011 on these notes is $4,346.

The following represent the maturities of the notes payable for the next five years – 2011 - $74,250; 2012- $8,450; 2013 - $8,795; 2014 - $9,100; 2015 - $9,465; and thereafter - $302,679.

NOTE 6-	NOTE PAYABLE – RELATED PARTY

In April 2010, the Company entered into two separate promissory notes with the Company’s President who loaned the Company a total of $26,000 on April 16, 2010 and $24,600 on April 30, 2010.  Payments of $1,000 per month commence July 1, 2010 for five months and the balance due on December 1, 2010.  Interest is calculated at 1.5% per month; escalating to 2.5% per month should the monthly $1,000 payments not be made timely.  The Company has not made the required $1,000 payments, thus the interest, effective July 1, 2010 on these notes has been accrued at 2.5% per month in accordance with the note agreements.  These notes originally due on December 1, 2010 have been extended through September 30, 2011; and the Company agreed to increase the interest rate to 5%.  Interest expense for the six months ended June 30, 2011 related to these notes are $1,255 and $238 respectively. As of June 30, 2011, accrued interest on these notes is $2,130.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

NOTE 7-	LINE OF CREDIT

The Company has a line of credit with a bank in the amount of $850,000 as of June 30, 2011.  The Company has an outstanding balance of $341,587 as of June 30, 2011.

The loan accrues interest at annual interest rates of prime plus ¼ %.  Interest expense for the six months ended June 30, 2011 and 2010 respectively was $ 5,612 and $ 5,762.  The line of credit is secured by the Company’s accounts receivables and personally guaranteed by the Company’s President.

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

The Company recognized the discount as a derivative liability, and in accordance with the ASC, values the derivative liability each reporting period to market as a result of the debentures reaching maturity with no repayment or conversion.  The Company had recognized a loss of $121,953 and $121,922 in the years ended December 31, 2010 and 2009 due to the beneficial conversion of the various instruments and a loss of $606,930 in the six months ended June 30, 2011.  The convertible debentures were to mature from June 2010 to October 2010.  The Company entered into an Amendment to Debenture and Warrants which extended the due date of the original $150,000 debenture from June 2010 to August 31, 2010 and amended the exercise price of the Class B warrants from $0.50 to $0.20 on July 9, 2010.

The Company is in continuing discussions with a debenture holder to extend the amended due date of  their $150,000 debenture from April 30, 2011 to a future date to be acceptable to all parties.  The Company entered into a Second Amendment on September 1, 2010, that further extended the repayment date of the $150,000 Convertible Debenture to October 31, 2010 and issued 150,000 shares of common stock and 150,000 Class C Warrants as a penalty.  The Company failed to comply with the new maturity date of October 31, 2010 and as a result agreed to issue 25,000 shares of common stock for each month that the debenture remains unpaid.  The debenture holder converted $20,000 of principal for shares of common stock on January 19, 2011 and $30,000 on May 19, 2011.  All outstanding interest on the associated conversion dates were converted into shares of common stock.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

NOTE 8-	CONVERTIBLE DEBENTURES (CONTINUED)

The Company is in continuing discussions with the one of the two remaining debenture holders to amend the due date of their $100,000 convertible debenture from April, 1 2011.  Currently, the convertible debenture is in default.  The Company has extended this debenture from its original date of October 31, 2010 to April 1, 2011 by issuing the holder 100,000 Class C warrants and issuing 100,000 penalty shares.  The Company was forced to issue the Class C warrants in addition to the shares of common stock, due to the non-compliance of the agreements.  The modifications made to the debt instruments, constituted a material modification and as a result, the original debt instrument was extinguished and the new debt instrument was recorded, with the resulting value of the penalty shares and warrants reflected as a loss on extinguishment.

The third and final debenture has been amended from its original maturity date to September 30, 2011.  The Company extended the debenture from its original date of October 31, 2010 to April 1, 2011 by issuing the holder 10,000 Class C warrants and issuing 10,000 penalty shares.  The Company was forced to issue the Class C warrants in addition to the shares of common stock, due to the non-compliance of the agreements.  The modifications made to the debt instruments, constituted a material modification and as a result, the original debt instrument was extinguished and the new debt instrument was recorded, with the resulting value of the penalty shares and warrants reflected as a loss on extinguishment.  In exchange for the debenture holder extending the debenture from April 1, 2011 to September 30, 2011 the Company issued 10,000 shares of common stock.

The outstanding principal balance on all convertible debentures is $210,000 as of June 30, 2011.

Interest expense for the six months ended June 30, 2011 and 2010 was $9,328 and $7,717, respectively.  As of June 30, 2011, accrued interest on the convertible debentures was $11,520.

NOTE 9-	CONVERTIBLE PREFERRED STOCK AND WARRANTS – SERIES B

In June 2011, the Board of Directors authorized the issuance of up to 1,100,000 shares of Series B 10% convertible voting preferred stock (“Series B Shares”) having a stated value of $.50 per share.  The Series B shares are valid for 24 months from the date of issuance and are convertible at any time, at the option of the holder, into common shares at a rate of 1:1.  Interest will be paid annually, either in cash or in common stock at the Company’s discretion based on the 30 day bid-price moving average.  At the end of the 24 month term the Company will convert all outstanding Series B Shares and pay all outstanding interest in cash or in common stock based on the 30 day bid-price moving average.

In addition to the convertible preferred shares, each purchaser of the Series B Preferred Stock was issued an equal number of warrants (“Series B Warrants”) to purchase common stock at a price of $.75 per share that expire 2 years from the issued date.

Upon any liquidation or dissolution of the Company, the Series B shareholders shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 100% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each Series B share before any distribution or payment shall be made to the holders of any other securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Series B shareholders shall be ratably distributed among the Series B shareholders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

In June 2011, the Company issued 450,000 Series B shares at $.50 per share to accredited investors in private placement for a total of $225,000.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

NOTE 9-	CONVERTIBLE PREFERRED STOCK AND WARRANTS – SERIES B (CONTINUED)

As a result of the mandatorily redeemable nature of the Series B shares after 24 months and the fact that redemption of the Series B shares is completely outside of the Company’s control, aside from its liquidation or termination, the Company has classified the Series B shares outside of shareholders’ equity and in mezzanine (temporary) equity in accordance with ASC 480-25-4 regarding distinguishing liabilities from equity for mandatorily redeemable financial instruments.

The Company accounted for the Series B Warrants as embedded derivatives that are required to be bifurcated from the carrying value of the equity instrument (Series B Shares).  The relative fair value of the Series B Warrants of $105,930 is shown as a discount to the Series B Shares and will be amortized evenly over the 24-month life of the shares.  In event that the holder converts any portion of their shares prior to the deadline, the appropriate remaining discount will be expensed immediately.

The Company accounted for the beneficial conversion feature (“BCF”) of the Series B Shares at fair value and is shown as part of the derivative liability.  The value of the BCF is $150,930 and will be adjusted quarterly.  The initial step of the calculation was the determination of the Black-Scholes value assuming no dividends, a risk-free interest rate of 1.25%, annualized volatility of 315.69%, and expected warrant life of two years.  The next step was apportioning the percent of the fair value of the Series B Shares to the fair value of the Series B Shares and Warrants (52.9%) to the proceeds received ($225,000).  This then provided enough information to determine the effective BCF of the Series B Shares.  The relative fair value of the proceeds received is as follows: Series B Preferred: $119,070; Series B Warrants: $105,930.

NOTE 10-	STOCKHOLDERS’ EQUITY (DEFICIT)

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

The Company as of June 30, 2011 had 18,328,335 shares of common stock issued and outstanding.

During the six months ended June 30, 2011 the Company has issued 1,035,339 shares of common stock.  Shares of common stock issued and outstanding are as follows:  302,219 shares of stock issued for $68,000; 75,000 shares of the Company’s common stock as payment for of Tangiers Investors LP’s forbearance; 23,750 shares of the Company's common stock to two vendors for the conversion of outstanding debt; 10,000 shares to a consultant in exchange for services; 331,370 shares of stock in conversion of $50,000 of convertible debentures and $16,274 in accrued interest on the convertible debentures; and 293,000 shares of common stock in stock-based compensation.  The Company has an outstanding liability for stock to be issued of $86,582 at June 30, 2011.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

NOTE 10-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (continued)

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

For the six months ending June 30, 2011, the Company recorded $160,193 in stock based compensation.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

NOTE 10-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants

The Company prior to the reverse merger with Irus Group converted all of their previous issued and outstanding warrants from the private placement completed in 2007 as well as the warrants issued with the convertible notes.

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

The Company issued 900,000 warrants to an investment consultant as part of their overall compensation package to raise funds for the Company.  These warrants have an exercise price of $0.20 per share and expire in 5 years.  These warrants vest with 400,000 over one year beginning in July 2010, and the balance of 500,000 warrants vest based upon achievement of performance objectives mutually agreed between the Company and the Consultant.  The Company incurred $26,933 in stock-based compensation expense to record the first two scheduled vestings of 100,000 warrants in July 2010 and October 2010.  The third scheduled vesting occurred in January 2011 and the $18,997 was recorded as stock based compensation in the six months ended June 30, 2011. The contract was terminated on February 25, 2011 and 300,000 warrants are vested and the remaining 600,000 warrants are forfeited.

The Company issued 4,500,000 warrants to B.K. Gogia as part of his overall compensation package.  These warrants have an exercise price of $0.20 per share and expire in 5 years.  These warrants vest based upon achievement of performance objectives mutually agreed between the Company and the Employee and the stock price being not less than $0.50 per share.  None of these warrants have vested as of June 30, 2011.

The Company issued 300,000 warrants to an individual in exchange for services previously rendered and recorded.  These warrants have an exercise price of $0.20 per share, expire in five years and became fully vested in April 2010. The values of these warrants were $104,736.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

NOTE 10-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants (continued)

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

The Company issued 450,000 warrants as part of the transaction associated with the sale of the Convertible Preferred Series B shares at a price of $.75 per share that expire 2 years from the issued date (see Note 9)

The following is a breakdown of the warrants:

	Exercise	Date
Warrants	Price	Issued	Term
225,000	$0.20	12/23/2009	5 years
60,000	$0.50	12/23/2009	5 years
150,000	$0.20	1/26/2010	5 years
15,000	$0.20	4/1/2010	5 years
4,000	$0.50	4/1/2010	5 years
300,000	$0.20	4/6/2010	5 years
4,500,000	$0.20	4/6/2010	5 years
300,000	$0.20	4/6/2010	5 years
150,000	$0.20	4/19/2010	5 years
40,000	$0.50	4/19/2010	5 years
150,000	$0.40	11/30/2010	5 years
110,000	$0.40	12/29/2010	5 years
450,000	$0.75	6/15/2011	2 years
6,454,000

The warrants have a weighted average price of $0.27.

The warrants were valued utilizing the same Black–Scholes criteria as the options below:

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

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

NOTE 10-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Options (continued)

During the six months ended June 30, 2011, the Company granted an additional 545,000 options to purchase shares of common stock.  Of this amount, 195,000 vested as of June 30, 2011.  None of these options have been exercised as of June 30, 2011.

The total options granted as of June 30, 2011 were 5,679,500, of which 4,689,500 are vested and none have been exercised.

These options have exercise prices that range from $0.06 to $0.50 and were valued based on the Black-Scholes model with the following criteria:

Strike Price	$0.06 – 0.50
Expected Life of Option	3 - 5 yr.
Annualized Volatility	261.60 -340.19%
Discount Rate	1.25%
Annual Rate of Quarterly Dividends	None

The value attributable to these options that vested for the six months ended June 30, 2011 is $98,136 and is reflected in the condensed consolidated statements of operations as stock based compensation.

NOTE 11-	COMMITMENTS

Office Lease

The Company leases office space in Sterling, Virginia pursuant to a lease with a related party through common ownership which expires in 2013.  The lease provides for an annual rental of approximately $78,000.

Rent expense for the six months ended June 30, 2011 and 2010 was $39,000 and $46,608, respectively.

Board of Advisors Agreements

The Company’s board of directors on May 1, 2010, approved the addition of two members to its Board of Advisors.  Each of these members provides assistance to the Company with respect to their healthcare solution and predictive technology to prospective banking, insurance and healthcare customers.  As consideration for the placement on the Board of Advisors, the Company has, in addition to quarterly cash payments, granted those options under their 2007 Stock Incentive Plan that vest over a two-year period of time commencing in May 2010.  The Company has included these fees in their condensed consolidated statements of operations for the six months ended June 30, 2011 and 2010.

Consulting Agreements

The Company has entered into consulting agreements with marketing and strategic consulting groups with terms that do not exceed one year.  These companies are to be paid fees for the services they perform.  The Company has included these fees in their consolidated statements of operations for the six months ended June 30, 2011 and 2010.

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

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

NOTE 11-	COMMITMENTS (CONTINUED)

Consulting Agreements (continued)

In June 2010, the Company entered into a consulting agreement with a company to provide financial services and locate potential investment opportunities.  The term of the agreement is for one-year, and the consultant will receive monthly payments of $7,500 as well as be issued 300,000 shares of restricted common stock, and 900,000 warrants that vest over the one-year period and upon certain financing criteria being met.  300,000 of the warrants have vested and the Company has included these fees in their condensed consolidated statements of operations for the six months ended June 30, 2011. The agreement terminated in February 2011, and the remaining 600,000 unvested warrants have been cancelled.

In December 2010, the Company entered into an agreement with Strategic Global Advisors, LLC, a firm that provides investment and public relations consulting firm services.  Pursuant to the agreement, Strategic Global Advisors, LLC will receive a retainer of $30,000 payable in four monthly payments of $7,500 and receive 500,000 options to purchase the Company's common stock that vest on the date of grant.  The options were valued at $34,994.  The Company has included these fees in their consolidated statements of operations for the six months ended June 30, 2011.

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

On March 28, 2011, The Board of Directors granted two employees 45,000 options to purchase shares of the Company's common stock; all of which vested upon grant.  Employees’ grant of options was based on achievement of performance milestones.  The vested options were valued at $13,370.  The Company has included these fees in their condensed consolidated statements of operations for the six months ended June 30, 2011.

On May 2, 2011, The Board discussed and authorized the consulting agreement with a consultant to provide comprehensive technical strategy assessment.  The consulting contract was executed for a two-month period and the Board authorized a consulting fee of $8,000 and that the Company should issue the consultant 8,000 shares under the consulting agreement.

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

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

NOTE 12-	PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. At June 30, 2011, deferred tax assets consist of the following:

Net operating losses	$1,249,439

Valuation allowance	$(1,249,439)

$-

At June 30, 2011, the Company had net operating loss carry forward in the approximate amount of $3,674,822, available to offset future taxable income through 2031.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the six months ended June 30, 2011 and 2010 is summarized below.

	2011	2010
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	6.0	6.0
Valuation allowance	28.0	28.0
	0%	0%

NOTE 13-	RELATED PARTY TRANSACTIONS

The Company has a rent expense in the amount for the six months ended June 30, 2011 and 2010 of $39,000 and $46,608, respectively to a company owned by a relative of an officer of the Company.  In addition, the Company has outstanding fees due the President & CEO of $725,000 as of June 30, 2011 relating to past due distributions prior to the reverse merger.  Further, the Company entered into two separate promissory notes with Vijay Suri during April 2010, in which Mr. Suri loaned the Company a total of $26,000 on April 16, 2010 and $24,600 on April 30, 2010.  The notes were due on December 1, 2010, however, have been extended through September 30, 2011.

NOTE 14-	MAJOR CUSTOMERS

For the six months ended June 30, 2011 the Company has derived 91% of its revenue from one customer.  This customer concentration is from a Federal Agency, from which we receive multiple contracts from different operating divisions, who issue contracts from multiple contracting activities.  This revenue is from three separate contracts that the Company is engaged under, and the Company does not believe that there is any customer concentration risk associated with this customer.  A major customer is a customer that represents 10% of total revenues.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

NOTE 15-	FAIR VALUE MEASUREMENTS

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

Level 3 inputs: Instruments with primarily unobservable value drivers.

NOTE 16-	SUBSEQUENT EVENTS

The Board discussed and authorized the issuance of 10,000 shares of its common stock as a payment to a note holder in connection with an extension of a convertible debenture through October 31, 2011.  The Company prepared an amendment to the $10,000 convertible debenture that was held by a note holder and issued an additional 10,000 shares of its common stock to extend the maturity date of the convertible debenture to October 31, 2011.  Subsequently, the note holder converted the original principal and interest into shares of Company’s common stock which then extinguished this debt.

The Board discussed and authorized the consulting agreement with a business development consulting firm to provide comprehensive business development and strategy support.  The consulting contract was executed for a one year period, and the Board authorized a consulting fee of $7,500 per month and the issuance of 35,000 shares of the company’s common stock to be paid in two equal installments of 17,500 shares each at the six and twelve month anniversary date of contract start.

The Board discussed and authorized payment of $60,000 to a consultant for legal and business management assistance; and authorized the issuance of 300,000 shares of its common stock in lieu of cash payment for services rendered since January 2011.

The Board discussed and approved the request by a former employee for the conversion of the salary owed to him amounting to 57,342 shares of the Company's common stock in exchange for the approximately $15,482 in unpaid salary and receipt by the Company of a written release agreement from the former employee of the past due amount owed him by the Company.

The Company issued an additional 75,000 units of convertible preferred stock and warrants, for total proceeds of $37,500.  The Company has sold a total of 525,000 units of convertible preferred stock and warrants, for total proceeds of $262,500.

The Company has converted two notes payable, that were convertible into shares of common stock at $0.06 per share at 8% interest.  The Company issued 346,557 shares of common stock for the conversion of $20,793 including accrued interest.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

NOTE 16-	SUBSEQUENT EVENTS (CONTINUED)

The Board continues to successfully negotiate an extension of the notes issued by the Company to two Debenture Holders with a total principal amount of $200,000, for the extension of the due date of their notes from April 30, 2011 to December 31, 2011.  In consideration of their forbearance and extension of the due date, the Company may be required to pay a penalty and forced to issue shares of the Company's common stock; and further agree to issue shares of the Company's common stock for unpaid interest on the outstanding principal due each Debenture Holder.

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

The InferX Corporation continues to enjoy a solid performance record for quality and on-time performance with our US Government clients.  Our services business consists of professional IT consulting focused on business intelligence and corporate performance management and predictive analytics support.  As a result of our merger with the Irus Group, we expanded and enhanced our customer base and services offerings, which we believe will increase our revenues and expenses in comparison to recent periods.  Our services business, which represented over 99% of our total revenues in fiscal 2010, has significantly lower margins than our software business.  The proportion of our services revenues relative to our total revenues in three months ending June 30, 2011 was affected by our continued focus on the PA software side of the business and the continued uncertainty of the US Government budget.

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

Software Business:  Our software business, which represented less than 1%, of our total revenues in six months ending June 30, 2011, is comprised of two operating segments: (i) new software licenses and (ii) software license updates and product support.  The company made significant investment in developing new healthcare and financial services solutions working with partners as addressed in business section.  We expect that our software business’ total revenues in 2011 will increase due to the continued demand for our PA software products and software license updates and product support offerings.  InferX will continue to make further investments in research and development to meet customer demand and changing market conditions.  Future software revenues will significantly increase, as we bring to market our software-as-a-service (SaaS) and platform-as-a-service (PaaS) delivery models.

During this fiscal quarter, the Company continued to place great emphasis on the enhancement and development of our core technology products and the adaptation into market-sector specific solutions.  This concentration of effort resulted in higher overhead, on a year over year basis, consisting primarily of personnel related expenditures.  Key to our future, we intend to continue to invest significantly in our product research and development and market-driven technology solutions because they are essential to maintaining our competitive position.

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

Principles of Consolidation

The consolidated financial statements include those of InferX Corporation and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

Computer Software Development Costs

During 2009 and 2011, the Company capitalized certain software development costs.  The Company capitalizes the cost of software in accordance with ASC 985-20 once technological feasibility has been demonstrated, as the Company has in the past sold, leased or otherwise marketed their software, and plans on doing so in the future.  The Company capitalizes costs incurred to develop and market their privacy preserving software during the development process, including payroll costs for employees who are directly associated with the development process, services performed by consultants, and attributable overhead costs.  Amortization of such costs is based on the greater of (i) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (ii) the straight-line method over the remaining economic life of the software, of five years, as specified in the technological feasibility study performed by an independent valuation consultant in 2006.  It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events.  The Company has not developed any software for internal use.

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

Six Months Ended June 2011 and 2010

Revenue

Revenue for the six months ended June 30, 2011 was $1,882,357, a decrease from $2,708,665 for the same period in 2010; a 31% decrease, our revenues were directly impacted by the inability of the US Government to enact a federal budget, which directly impacts our revenue delivered from existing government contracts and our ability to finalize new contracts.  This situation also reflects the continuing uncertain economic environment across all of our focus market areas and the slowness of the national economic recovery.  From a customer market perspective, we did not see a significant improvement in the business environment for capital expenditures across our enterprise, commercial, and government markets, during the first half of fiscal 2011.  In this same period, our net sales decreased on a quarter-over-quarter basis across all of our focus market areas, likewise our revenue from legacy professional services contracts decreased by 31%, compared with the corresponding periods of fiscal 2010.  In the second quarter of fiscal 2011 and 2010, we had no revenue from core PA technology products, however we have significant PA Technology opportunities in our sales pipeline.

Cost of Revenues

Costs of revenues for the six months ended June 30, 2011 were $1,241,442, a 50% decrease from $2,501,036 for the same period in 2010.  The decrease resulted primarily from lower revenue and the associated lower attributable subcontractor costs as well as benefits from our ongoing program to optimize efficiency and reduce delivery costs.

Gross Margin

In the first six months of fiscal 2011, our gross margin percentage increased by approximately 209% compared with the corresponding period of fiscal 2010.  This increase in gross margin percentage for the first six months of fiscal 2011 was the result of a substantial reduction in cost of goods sold which was greater than the decrease in revenue attributable to lower subcontractor costs.

Operating Expenses

For the first six months of fiscal 2011 operating expenses increased by approximately 14% compared with the corresponding period of fiscal 2010.  The increase was attributable to higher stock based compensation-related expenses, however, other aspects of our operating expenses enjoyed a decrease during this period.  Operating expenses for the six months ended June 30, 2011, which include indirect labor, professional fees, travel, rent, general and administrative costs, stock issued for services, stock based compensation, and depreciation, increased $151,065 to $1,208,248 from $1,057,183 for the same period in 2010.

Other Income (Expense)

Other expenses increased $521,957 in the six months ended June 30, 2010 compared to the six months ended June 30, 2010.  The increase is attributable to the fair value increase in the derivative liability of $626,798 and an increase in interest expense of $475, which is offset by the decrease in the amortization of debt discount of $105,316.

Contract Backlog

At June 30, 2011 and December 31, 2010, our estimated backlog was $4,629,159 million and $5,790,000 million, respectively, of which $3,209,567  million and $4,752,000 million, respectively, was funded.  We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options.  We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized.  Our backlog does not include any estimate of future potential delivery orders that might be awarded under our Government Wide Acquisition Contracts (GWAC) or other multiple-award contract vehicles.

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

Liquidity and Capital Resources

We had cash of $185,805 and a working capital deficit of $4,535,024 as of June 30, 2011.  During the six months ended June 30, 2011, we used approximately $95,600 more than cash received from our operations.  Operations were funded primarily from the consulting revenue generated in the six month period.

We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses in light of the requirements created by our business plan and enhancement of our core technology products and the adaptation of that technology into market-sector specific solutions.  We are currently expending approximately $320,000 per month to support our operations, and anticipate little deviation from that number on monthly basis through the next six months.  We expect to raise additional financing through the sale of convertible preferred stock through August 2011 and common stock thereafter through 2011 to supplement the cash generated from software license sales and the professional services from  existing contracts.  We believe this will be sufficient to fund our operations until additional financing is procured.  If we are unable to generate sufficient cash through the sale of our convertible preferred and common stock it will be necessary for us to further reduce expenses to manage our business.  Although we believe the additional capital required will be provided through one of these sources, we cannot assure you that we will be successful in these financing efforts or accepting financing at acceptable prices.  Our failure to generate such revenue, reduce expenses or obtain necessary financing could impair our ability to continue business operations and raises substantial doubt about our ability to remain as a going concern.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4T.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective due to the existence of material weaknesses in our internal control over financial reporting, discussed below.

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

Our management has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, management has concluded that our internal controls over financial reporting were not effective as of June 30, 2011 due to the existence of several material weaknesses in our internal control over financial reporting, discussed below.  Our Board of Directors has reviewed the results of management’s assessment. In addition, on a quarterly basis we will evaluate any changes to our internal control over financial reporting to determine if material changes occurred.

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

As of the date of this filing, our directors and executive officers beneficially owned 11,806,152 shares, or approximately 64.4%, of our outstanding common stock in the aggregate.  Because of the large percentage of stock held by our directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our stockholders.

If we were to lose the services of Dr. Jerzy Bala, Ray Piluso, Vijay Suri , or B.K. Gogia, or other members of our senior management team, we may not be able to execute our business strategy.

Our future success depends in a large part upon the continued service of key members of our senior management team.  In particular, our CEO, Vijay Suri; B.K. Gogia our Chairman; Dr. Jerzy Bala, our Chief Technology Officer; and Raimondo Piluso, Chief Operating Officer, are critical to the overall management of InferX Corporation as well as the development of our technology, our culture, and our strategic direction.  The loss of or unavailability of the services of any one of these individuals would have a material adverse effect on our business prospects and/or potential earning capacity.

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

Revenues derived from federal government contracts accounted for 98.5% of our revenues in the first six months of 2011.  We expect that government contracts will continue to be a significant source of our revenues for the foreseeable future.  Our business generated from government contracts may be adversely affected if:

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

Our existing capital is insufficient to fund our operations beyond the fourth quarter of 2011.  We believe the anticipated revenues from potential customer contracts along with the sale of a limited amount of equity will enable us to meet our financial obligations as they become due.  However, we are not generating sufficient revenues to increase our working capital or to carry out our proposed business objectives and continue to operate as a going concern beyond the near term, and we need to obtain additional financing or reduce our expenses by curtailing our operations.

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

Dated: August 15, 2011	InferX Corporation

	By:	/s/ Vijay Suri
Vijay Suri, President, CEO and CFO
(Principal Executive, Financial and
Accounting Officer)