Form 10-Q/A
period 2011-06-30
INFERX CORP
filed 2011-09-14
CIK 1329548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the "Form 10-Q"), is solely to add Exhibit 10.1 that was inadvertently omitted from the Form 10-Q and to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language). No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q. Pursuant to rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.  Exhibits.

10.1	Amendment to Debenture and Warrants dated July 7, 2010 (2)
31	Certification of the Principal Executive, Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).(1)
32	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.(1)
101	Interactive Data File (2)
(1) Filed with the Form 10-Q on August 15, 2011
(2) Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 15, 2011	InferX Corporation

	By:	/s/ Vijay Suri
Vijay Suri, President, CEO and CFO
(Principal Executive, Financial and
Accounting Officer)