Form 10-Q
period 2011-09-30
INFERX CORP
filed 2011-11-17
CIK 1329548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 10, 2011 there were 19,648,203 outstanding shares of the registrant’s common stock, $.0001 par value per share.

INFERX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$121,632	$32,828
Accounts receivable	573,611	534,720
Advance	2,837	-
Prepaid Expenses	4,668	-
Total current assets	702,748	567,548

Fixed assets, net of depreciation	12,278	22,606

Other Assets
Other assets	6,000	6,000
Computer software development costs, net of amortization	62,037	-
Total other asset	68,037	6,000

TOTAL ASSETS	$783,063	$596,154

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,911,753	$2,528,497
Line of credit	341,587	341,587
Related party payable	725,000	725,000
Current portion of notes payable, related party	50,600	50,600
Current portion of convertible notes payable	30,000	30,000
Convertible debenture, net of discount of 0 and 0 respectively	200,000	260,000
Derivative liability	181,026	414,000
Liability for stock to be issued - common stock	143,100	44,750
Current portion of notes payable	15,000	63,250
Total current liabilities	4,598,066	4,457,684

Long-term Liabilities
Notes payable, net of current portion	347,739	341,357
Total Long-term liabilities	347,739	341,357

TOTAL LIABILITIES	4,945,805	4,799,041

MEZZANINE (TEMPORARY) EQUITY
Convertible redeemable preferred stock, series B, par value $.0001 per share; 1,500,000 shares authorized; 906,250 and 0 shares issued, respectively	362,500	-
Discount on preferred stock, series B	(152,696)	-
Total Mezzanine (Temporary) Equity	209,804	-

TOTAL MEZZANINE (TEMPORARY) EQUITY	209,804	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, 400,000,000 shares authorized and 19,348,203 and 17,292,996 shares issued and outstanding, respectively	1,935	1,729
Additional paid-in capital	1,230,317	534,188
Retained earnings (defict)	(5,604,798)	(4,738,804)
Total stockholders' equity (deficit)	(4,372,546)	(4,202,887)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$783,063	$596,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010
	(unaudited)
REVENUE	$2,789,456	$3,813,288

COST OF REVENUES
Direct labor and other fringes	405,594	911,148
Subcontractor	1,425,545	2,404,875
Other direct costs	33,596	78,421
Amortization of computer software development costs	-	48,666
Total costs of revenues	1,864,735	3,443,110

GROSS PROFIT	924,721	370,178

OPERATING EXPENSES
Indirect and overhead labor and fringes	1,141,067	915,740
Professional fees	275,345	140,190
Business development costs	8,584	11,144
Rent	64,821	68,238
Advertising and promotion	21,560	27,855
General and administrative	65,331	105,313
Stock based compensation	232,458	198,486
Depreciation	14,266	20,993
Total operating expenses	1,823,432	1,487,959

NET INCOME (LOSS) FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES	(898,711)	(1,117,781)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(19,266)	(150,494)
Loss on extinguishment of debt	(127,723)
Fair value adjustment on derivative liability	232,975	121,922
Interest expense, net of interest income	(53,269)	(43,205)

Total other income (expense)	32,717	(71,777)

NET INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(865,994)	(1,189,558)

Provision for income taxes	-	-

NET INCOME (LOSS) APPLICABLE TO SHARES	$(865,994)	$(1,189,558)

NET INCOME (LOSS) PER BASIC SHARES	$(0.05)	$(0.13)
NET INCOME (LOSS) PER DILUTED SHARES	$(0.05)	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	18,158,829	9,112,317

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	33,987,952	9,112,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	Three Months Ended
	September 30,
	2011	2010
	(unaudited)
REVENUE	907,099	$1,104,623

COST OF REVENUES
Direct labor and other fringes	125,414	291,865
Subcontractor	489,448	601,574
Other direct costs	8,431	32,413
Amortization of computer software development costs	-	16,222
Total costs of revenues	623,293	942,074

GROSS PROFIT	283,806	162,549

OPERATING EXPENSES
Indirect and overhead labor and fringes	405,342	273,421
Professional fees	84,771	17,802
Business development costs	3,692	1,538
Rent	20,784	21,630
Advertising and promotion	3,410	815
General and administrative	20,629	29,913
Stock based compensation	72,265	79,435
Depreciation	4,291	6,224
Total operating expenses	615,184	430,778

NET INCOME (LOSS) FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES	(331,378)	(268,229)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(19,266)	(45,178)
Loss on extinguishment of debt	(127,723)
Fair value adjustment on derivative liability	839,905	102,054
Interest expense, net of interest income	(21,990)	(12,401)

Total other income (expense)	670,926	44,475

NET INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	339,548	(223,754)

Provision for income taxes	-	-

NET INCOME (LOSS) APPLICABLE TO SHARES	$339,548	$(223,754)

NET INCOME (LOSS) PER BASIC SHARES	$0.02	$(0.02)
NET INCOME (LOSS) PER DILUTED SHARES	$0.01	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	18,158,829	15,078,291

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	33,987,952	15,078,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(865,994)	$(1,189,558)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:

Stock based compensation	232,457	198,486
Amortization of debt discount	19,266	150,494
Services rendered for promissory note	-	40,000
Fair value adjustment for derivative liability	(232,974)	(121,922)
Amortization of computer software development costs	-	48,666
Depreciation	14,266	20,993
Change in assets and liabilities
(Increase) decrease in accounts receivable	(38,891)	-
(Increase) decrease in advances	(2,837)	281,871
(Increase) decrease in other current assets	-	(17,617)
Increase in accounts payable and accrued expenses	620,854	458,977
Increase in liability for stock to be issued	-	9,500
Total adjustments	612,141	1,069,448
Net cash (used in) operating activities	(253,853)	(120,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Comp SW Dev	(62,037)	-
Purchase of Fixed Assets	(3,938)	-
Net cash (used in) financing activities	(65,975)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment) of line of credit, net	-	(16,500)
Proceeds received for shares of common stock and stock liability	68,000	-
(Repayment) of note payable, net	(21,868)	-
Proceeds from notes payable - related parties	-	50,600
Proceeds received from convertible debentures	-	110,000
Proceeds received from convertible preferred	362,500	-
Net cash provided by financing activities	408,632	144,100

NET INCREASE IN CASH AND CASH EQUIVALENTS	88,804	23,990

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	32,828	49,989

CASH AND CASH EQUIVALENTS - END OF PERIOD	$121,632	$73,979

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the period for interest	$22,438	$-
Cash paid during the period for income taxes	$12,063	$-

SUPPLEMENTAL INFORMATION OF NONCASH ACTIVITY
Conversion of accounts payable and accrued expenses for common stock and additional-paid-in-capital or stock liability	$216,905	$-
Conversion of convertible debentures, notes and accrued interest for common stock and additional-paid-in-capital or stock liability	$100,691	$-
Stock issued for outstanding liability for stock to be issued at period beginning	$44,750	$43,692
Warrants issued for settlement of accounts payable	$-	$104,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

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
SEPTEMBER 30, 2011 AND 2010

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

The Merger Agreement also provides that, at the effective time of the Merger, the Company’s Board of Directors agreed to appoint Vijay Suri, President and CEO of the Company and have Vijay Suri fill a vacancy on its Board of Directors.  In addition, effectiveness of the Merger Agreement was conditional upon (i) the Company restructuring existing debt by converting the existing debt and warrants to common stock with the intention of having no more than 57-60 million shares of its common stock outstanding prior to a reverse split of not less than 1:10; (ii) the Company using its best efforts to reduce its accounts payable by 70%, (iii) Vijay Suri, President and CEO of The Irus Group executing an employment agreement with the Company, and (iv) additional customary closing conditions relating to delivery of financial statements, closing certificates as to representations and warranties, and the delivery of any required consents or government approvals.

In accordance with the merger, the Company on July 27, 2009 filed a Schedule 14C with the Securities and Exchange Commission.  The Schedule 14C, contained two proposals; to increase the authorized common shares from 75,000,000 to 400,000,000 and to reverse split the common stock on a 1:20 basis.  All share and per share amounts have been presented on a post-split basis.

On October 27, 2009, the Company and Irus completed the Merger.  As consideration for the Merger, the Company issued 9,089,768 shares of common stock to Vijay Suri, the sole stockholder of Irus.  As part of their employment agreements signed on 27 October 2009, both Vijay Suri and B.K. Gogia were issued 1,000,000 shares of preferred stock.  On June 2, 2010, the Board rescinded the 1,000,000 shares of preferred stock and issued Vijay Suri and B.K. Gogia 1,000,000 shares of common stock in recognition of their personal guarantee of certain corporate debt of the Company.

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

The Merger with Irus was accounted for as a recapitalization under the purchase method of accounting, as Irus became the accounting acquirer.  The reported amounts and disclosures contained in the consolidated financial statements are those of Irus, the operating company.  In the transaction, Irus assumed the technology of the Company as well as its liabilities.

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
SEPTEMBER 30, 2011 AND 2010

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred a net loss of $865,994 and $1,189,558 for the nine months ended September 30, 2011 and 2010, and has a working capital deficiency of $3,895,319 as of September 30, 2011.  The Company incurred a smaller net loss during the nine months ended September 30, 2011 than the same period last year.  The Company increased both its gross profit and its operating profit before other income (expense) to $554,543 and $219,070, respectively.  From this perspective the Company is substantially more profitable than the same period in 2010 and a large portion of the overall net loss increase can be attributable to a rise in the uncontrollable fair value adjustment on the derivative liability.  The revenues for the nine months ended 2011 compared to the same period in 2010 declined, however the Company was able to decrease its direct labor and subcontractor costs as a percent of revenue by 9% and 12%, respectively, which are the main contributing factors for the increased gross profit.

In addition to the adjustment on the derivative liability expense other factors affecting our overall recurring losses and working capital deficiencies include the move by the federal government to convert contract support spaces to employees.  This is negatively impacting our labor rates, hours billed, and ability to expand current contracts.  Further, the federal government’s inability to negotiate and implement a comprehensive federal budget has directly impacted our success in acquiring new profitable government contracts.  Combined with the continued uncertainty in the commercial market due to the sustained national down-turn in business and associated flat recovery has increased sales cycles and reduced sales opportunities.  Additionally, the Company continues to be constrained by its availability of investment capital to the firm.  The Company expects the negative cash flow from operations to continue its trend through the next six months, however the Company continues to expand current contract revenue backlog and build its pipeline of contracts.  These factors continue to raise substantial doubt about the ability of the Company to continue as a going concern.

Management’s plans to address these conditions include continued aggressive efforts to expand the firm’s current business backlog by obtaining new government and commercial contracts as well as expanding integrator partnerships and new technology.  Commensurate with management’s aggressive sales development plan; the Company has instituted a comprehensive communications and marketing plan; the hiring of another sales representative, the hiring of a Practice Manager for Cyber Security, and the engagement of an external business development organization.  Management believes that these combined efforts will significantly improve the success rate of sales closure within the Company’s robust opportunity pipeline.  The Company continues to seek additional capital through the sale of the Company’s stock.  Additionally, the executive management team has put into place an aggressive cost and expense savings spending plan to identify and eliminate costs which are directly impacting profitability.

The Company’s long-term success is dependent upon obtaining sufficient capital to fund its operations, development of its products; and launching its products to the worldwide market.  These factors will contribute to the Company’s obtaining sufficient sales volume to be profitable.  To achieve these objectives, the Company may be required to raise additional capital through public or private financings or other arrangements.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information.  Credit is granted to substantially all customers on an unsecured basis.  In determining the amount of the allowance, management is required to make certain estimates and assumptions.  Management has determined that as of September 30, 2011, no allowance for doubtful accounts is required.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

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

During the three months ended September 30, 2011 the Company’s CTO has been administering some major modifications to the Company’s core products (i.e. InferAgent, InferText).  At the same time he is also developing an industry specific interface to make the product more end user friendly and more marketable to the general public.  These modifications are in response to specific potential customer needs and we anticipate capitalizing roughly $60,000 - $90,000 more in computer software development costs over the next three to six months.

For the nine months ended September 30, 2011 and 2010, the Company recognized $0 and $48,666 of amortization expense on its capitalized software costs, respectively.  Since the Company has yet to complete the software development and major product modifications, no amortization of these costs have occurred in the nine months ended September 30, 2011.  Upon completion of the major modifications, amortization will begin accordingly.

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
SEPTEMBER 30, 2011 AND 2010

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

Concentrations

For the nine months ended September 30, 2011 the Company has derived 90% of its revenue from one customer. This customer is responsible for three separate contracts that the Company is engaged under, and the Company does not believe that there is any customer concentration risk associated with this customer.

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
SEPTEMBER 30, 2011 AND 2010

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Reporting

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”.  This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company only operates in one reporting segment as of September 30, 2011 and for the nine months ended September 30, 2011 and 2010.

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach. The Company evaluates their tax positions on an annual and quarterly basis, and has determined that as of September 30, 2011 no additional accrual for income taxes is necessary.

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

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	Nine Months Ended
	September 30,	September 30,
	2011	2010

Net income (loss)	$(865,994)	$(1,189,558)

Weighted-average common shares outstanding:
Basic	18,158,829	9,112,317
Convertible Notes	500,000	-
Convertible Debenture	1,000,000	1,300,000
Convertible Preferred	906,250	-
Warrants	6,475,250	6,344,000 -
Options	5,939,500	3,870,000
Diluted	32,979,829	20,626,317

Basic net income (loss) per share	$(0.05)	$(0.13)

Diluted net income (loss) per share	$(0.05)	$(0.13)

Research and Development

Research and development expenses include payroll, employee benefits, equity compensation, 3rd party payments, and other headcount-related costs associated with product development.  The Company has determined that technological feasibility was established for the software products in 2002 by a study done in 2006 by the independent valuation consultant.  Costs incurred after technological feasibility was established are not material, and accordingly, the Company capitalizes all research and development costs when incurred and amortizes those costs over a 5 year period starting on the date the product is available to the market.  All research and development costs have been included in the condensed consolidated statements of operations for the nine months ended September 30, 2011 and 2010, respectively.

Recent Issued Accounting Standards

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 did not have a material impact on the financial statements.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

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

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of ASC 810-10-65 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only. Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The adoption of ASC 805 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities, (ASC 815). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 did not have a material impact on the Company’s results of operations or financial position.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (continued)

In April 2008, ASC issued ASC 350, “Determination of the Useful Life of Intangible Assets”. This amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The guidance is used for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. ASC 350 did not materially impact the Company’s financial position, results of operations or cash flows.

In May 2008, ASC 470-20, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (ASC 470-20), was issued. ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate.  ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The adoption of ASC 470-20 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2008, ASC 815-40, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (ASC 815-40), was issued.  ASC 815-40 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative.  ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock.  ASC 815-40 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2008, ASC 470-20-65, “Transition Guidance for Conforming Changes to, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, (“ASC 470-20-65”), was issued. ASC 470-20-65 is effective for years ending after December 15, 2008.  The overall objective of ASC 470-20-65 is to provide for consistency in application of the standard.  The Company has computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements and ASC 470-20-65 did not have a material effect on that accounting.

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
SEPTEMBER 30, 2011 AND 2010

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

The disclosures about the roll forward of information in Level 3 are required for the Company with its first interim filing in 211.  The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

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

NOTE 3-	FIXED ASSETS

Fixed assets consist of the following as of September 30, 2011 (unaudited) and December 31, 2010, respectively:

	Estimated Useful	September 30,	December 31
	Lives (Years)	2011	2010

Computer equipment	5	$303,853	$299,915
Office machinery and equipment	5	15,099	15,099
Furniture and fixtures	5	86,934	86,934
Computer software	3	14,895	14,895
Automobile	5	50,914	50,914
		471,695	467,757
Less: Accumulated depreciation		(459,417)	(445,151)

Total, net		$12,278	$22,606

Depreciation expense was $14,266 and $20,993 for the nine months ended September 30, 2011 and 2010, respectively.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

NOTE 4-	COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs consist of the following as of September 30, 2011 (unaudited) and December 31, 2010, respectively:

	Estimated Useful	September 30,	December 31,
	Lives (Years)	2011	2010

Computer software development costs	5	$1,048,761	$986,724

Less: Accumulated amortization		(986,724)	(986,724)

Total, net		$62,037	$0

Amortization expense was $0 and $48,666 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 5-	NOTES PAYABLE

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

As of September 30, 2011, the Company has an outstanding principal balance of $347,739.  Interest expense on the SBA loan for the nine months ended September 30, 2011 and 2010 respectively was $10,404 and $10,613.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

NOTE 5-	NOTES PAYABLE (CONTINUED)

Tangiers Investors, LP

On February 26, 2010, the Company entered into a Promissory Note with Tangiers Investors, LP in the amount of $40,000. The $40,000 was the value of services performed for the Company and not for cash paid. The Company has agreed to repay the note in two tranches of $20,000. The initial payment was due April 30, 2010 and the final payment was due September 30, 2010. Interest was calculated at 5% per annum.

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

Interest expense for the nine months ended September 30, 2011 and 2010 respectively was $148 and $1,184.  There is no accrued interest as of September 30, 2011.  The Company has issued all of the shares required and repaid the debt in February 2011.

Other

The Company had four notes payables totaling $65,000 at June 30, 2011.  Of those four notes payable, three were convertible into shares of common stock at $0.06 per share and accrue interest at the rate of 8% per year and one note payable is not convertible and accrues interest at the rate of 5% per year.  In July 2011 two convertible notes, totaling $20,000, and all their accrued interest were converted into shares leaving the total outstanding note payable balance as of September 30, 2011 to be $45,000 ($30,000 of which is convertible and $15,000 non-convertible).  Interest expense for the nine months ended September 30, 2011 and 2010 respectively was $3,149 and $0.  The interest accrued as of September 30, 2011 is $4,377.

The following represent the maturities of the notes payable for the next five years – 2012 - $45,000; 2013- $6,667; 2014 - $8,966; 2015 - $9,332; 2016 - $9,680; and thereafter - $313,094.

NOTE 6-	NOTE PAYABLE – RELATED PARTY

In April 2010, the Company entered into two separate promissory notes with the Company’s President who loaned the Company a total of $26,000 on April 16, 2010 and $24,600 on April 30, 2010.  Payments of $1,000 per month commence July 1, 2010 for five months and the balance due on December 1, 2010.  Interest is calculated at 1.5% per month; escalating to 2.5% per month should the monthly $1,000 payments not be made timely.  The Company has not made the required $1,000 payments, thus the interest, effective July 1, 2010 on these notes has been accrued at 2.5% per month in accordance with the note agreements.  These notes originally due on December 1, 2010 have been extended through September 30, 2011; and the Company agreed to increase the interest rate to 5%.  As of the filing date the company has negotiated an extension with the note holder to extend the note at the same 5% interest rate until September 30, 2012.  Interest expense for the nine months ended September 30, 2011 related to these notes are $1,892 and $557 respectively. As of September 30, 2011, accrued interest on these notes is $2,768.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

NOTE 7-	LINE OF CREDIT

The Company has a line of credit with a bank in the amount of $850,000 as of September 30, 2011.  The Company has an outstanding balance of $341,587 as of September 30, 2011.

The loan accrues interest at annual interest rates of prime plus ¼ %.  Interest expense for the nine months ended September 30, 2011 and 2010 respectively was $8,450 and $8,597.  The line of credit is secured by the Company’s accounts receivables and personally guaranteed by the Company’s President.

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

The Company recognized the discount as a derivative liability, and in accordance with the ASC, values the derivative liability each reporting period to market as a result of the debentures reaching maturity with no repayment or conversion.  The Company had recognized a loss of $121,953 and $121,922 in the years ended December 31, 2010 and 2009 due to the beneficial conversion of the various instruments and a loss of $127,723 in the nine months ended September 30, 2011.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

NOTE 8-	CONVERTIBLE DEBENTURES (CONTINUED)

There were a total of three entities that invested money in the Company and received convertible debentures.  The original $150,000 debenture was forced to be amended a total of four times from its original expiration date due to the company’s inability to repay the entire principal.  The first amendment extended the debenture to August 31, 2010 and in exchange the company gave to the holder 200,000 shares of common stock and reduced the Series B warrant exercise price from $.50 cents to $.20 cents/share.  The second amendment extended the debenture to October 31, 2010 and in return the Company gave to the holder a total of 150,000 shares of common stock and 150,000 series C warrants that had an exercise price of $.40 cents/share.  The third amendment extended the debenture until April 30, 2011 and in exchange the Company gave to the holder another 150,000 shares.  The fourth and latest amendment extends the debenture until April 30, 2012 and in return the Company has given to the holder 300,000 shares of common stock (included on the balance sheet as ‘liability for stock to be issued’) on the and lowered the exercise price of the Class A and C warrants to $.20/share as well has provided to the holder a provision that allowed for cashless exercise of those warrants.  The payment of the 300,000 shares also includes all interest that will be expensed from May 19, 2011 until April 30, 2012.  The anticipated amount of interest that will be expense to the holder until April 30, 2012 is shown on the balance sheet as ‘Prepaid expenses’.  As of today this particular note holder who original invested $150,000 has received a total of 800,000 shares of common stock (excluding all accrued interest paid in common stock)and 150,000 warrants as payments for extending the debenture agreement from its original expiration date until April 30, 2012.  The debenture holder has currently converted all A, B, & C warrants and $50,000 in principal leaving a total of $100,000 that the Company still owes to the holder.

The second debenture has been amended from its original maturity date to September 30, 2011.  The Company extended the debenture from its original date of October 31, 2010 to April 1, 2011 by issuing the holder 10,000 Class C warrants and issuing 10,000 penalty shares.  The Company was forced to issue the Class C warrants in addition to the shares of common stock, due to the non-compliance of the agreements.  The modifications made to the debt instruments, constituted a material modification and as a result, the original debt instrument was extinguished and the new debt instrument was recorded, with the resulting value of the penalty shares and warrants reflected as a loss on extinguishment.  In exchange for the debenture holder extending the debenture from April 1, 2011 to September 30, 2011 the Company issued 10,000 shares of common stock.  In July 2011, this debenture holder converted all $10,000 worth of principal into shares of common stock.

The third and final debenture holder invested $100,000 and received 150,000 Series A warrants and 40,000 Series B warrants.  The entire debenture agreement originally expired on October 31, 2010, but due to the Company’s inability to repay the entire principal by that date, the Company had to amend the expiration of the agreement a total of two times.  The first amendment extended the debenture to April 1, 2011 and in return the Company paid to the holder 100,000 shares of common stock and 100,000 Class C warrants that have an exercise price of $.40 cents/share.  The Company has entered into its second amendment, which is not reflected in the financial statements because it was not signed until after September 30, 2011, which extends the debenture to April 2, 2012 and in return the Company paid to the holder 100,000 shares of common stock.  As of this filing date the holder has not converted any principal or warrants and has not been paid any interest.

The modifications made to all three debt instruments, constituted a material modification and as a result, the original debt instrument was extinguished and the new debt instrument was recorded, with the resulting value of the penalty shares and warrants reflected as a loss on extinguishment.

The outstanding principal balance on all convertible debentures is $200,000 as of September 30, 2011.

Interest expense for the nine months ended September 30, 2011 and 2010 was $13,048 and $12,960, respectively.  As of September 30, 2011, accrued interest on the convertible debentures was $11,616.

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

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

NOTE 9-	CONVERTIBLE PREFERRED STOCK AND WARRANTS – SERIES B (CONTINUED)

In addition to the convertible preferred shares, each purchaser of the Series B Preferred Stock was issued an equal number of warrants (“Series B Warrants”) to purchase common stock at a price of $.75 per share that expire 2 years from the issued date.

On September 27, 2011 the Board of Directors reduced the purchase price per share of convertible preferred stock from $.50 to $.40 cents per share, thereby increasing the authorized number of Series B Shares from 1,100,000 to 1,500,000.  All Series B investors as of September 27, 2011 were issued both convertible preferred shares and associated warrants equal to the difference between the number of shares they received at the purchase price of $.50 per share and the new $.40 per share price.

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

In the nine months ended September 30, 2011, the Company issued a total of 906,250 Series B shares at $.40 per share to accredited investors in private placement for a total of $362,500.

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

The Company accounted for the Series B Warrants as embedded derivatives that are required to be bifurcated from the carrying value of the equity instrument (Series B Shares).  The relative fair value of all the Series B Warrants at their relative issue dates totaled $171,963 is shown as a discount to the Series B Shares and will be amortized evenly over the 24-month life of the shares.  In event that the holder converts any portion of their shares prior to the deadline, the appropriate remaining discount will be expensed immediately.

The Company accounted for the beneficial conversion feature (“BCF”) of the Series B Shares at fair value and is shown as part of the derivative liability.  The value of the BCF now that the per share purchase price was reduced from $.50 to $.40 cents is $289,963 and will be adjusted quarterly.  The initial step of the calculation was the determination of the Black-Scholes value assuming no dividends, a risk-free interest rate of 1.25%, annualized volatility between 260% and 316%, and expected warrant life of two years.  The next step was apportioning the percent of the fair value of the Series B Shares to the fair value of the Series B Shares and Warrants (52.9%) to the proceeds received ($362,500).  This then provided enough information to determine the effective BCF of the Series B Shares.  The relative fair value of all the proceeds received at their specific inception dates is as follows: Series B Preferred: $190,538; Series B Warrants: $171,963.

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

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

NOTE 10-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock

The Company was incorporated on May 26, 2005, and since then the Board of Directors authorized 75,000,000 shares of common stock with a par value of $0.0001.  On March 13, 2009, the Company’s Board of Directors approved the increase of the authorized shares of common stock to 400,000,000.

The Company as of September 30, 2011 had 19,348,203 shares of common stock issued and outstanding.

During the nine months ended September 30, 2011 the Company issued 2,055,207 shares of common stock.  Shares of common stock issued and outstanding are as follows: 302,219 shares of stock issued for $68,000; 75,000 shares of the Company’s common stock as payment for of Tangiers Investors LP’s forbearance; 81,092 shares of the Company's common stock to three vendors for the conversion of outstanding debt; 10,000 shares to a consultant in exchange for services; 647,337 shares of stock in conversion of $60,000 of convertible debentures and $17,289 in accrued interest on the convertible debentures and for the issuance of the cashless warrants in connection with the convertible debentures; 346,559 shares of common stock to convert $20,000 in notes payable and $793 in accrued interest and 603,000 shares of common stock in stock-based compensation.  The Company has an outstanding liability for stock to be issued of $143,100 at September 30, 2011.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

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

For the nine months ending September 30, 2011, the Company recorded $232,458 in stock based compensation.

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

The Company issued 900,000 warrants to an investment consultant as part of their overall compensation package to raise funds for the Company.  These warrants have an exercise price of $0.20 per share and expire in five years.  These warrants vest with 400,000 over one year beginning in July 2010, and the balance of 500,000 warrants vest based upon achievement of performance objectives mutually agreed between the Company and the Consultant.  The Company incurred $26,933 in stock-based compensation expense to record the first two scheduled vestings of 100,000 warrants in July 2010 and October 2010.  The third scheduled vesting occurred in January 2011 and the $18,997 was recorded as stock based compensation in the nine months ended September 30, 2011. The contract was terminated on February 25, 2011 and 300,000 warrants are vested and the remaining 600,000 warrants are forfeited. The Company issued 4,500,000 warrants to B.K. Gogia as part of his overall compensation package.  These warrants have an exercise price of $0.20 per share and expire in five years.  These warrants vest based upon achievement of performance objectives mutually agreed between the Company and the Employee and the stock price being not less than $0.50 per share.  None of these warrants have vested as of September 30, 2011.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

NOTE 10-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants (continued)

The Company issued 300,000 warrants to an individual in exchange for services previously rendered and recorded.  These warrants have an exercise price of $0.20 per share, expire in five years and became fully vested in April 2010. The values of these warrants were $104,736.

As a result of the Company’s failure to comply with the repayment terms of the three convertible debentures, the Company issued Class C Warrants to the three debenture holders.  The Company issued a total of 260,000 Class C Warrants with an exercise price of $0.40 and a five year term.  The value of these warrants has been expensed and classified as a loss on extinguishment of debt due to the fact that it was considered a material modification of the debt instrument.  This value is $25,491 on the Class C Warrants.

The Company issued a total of 906,250 warrants as part of the transaction associated with the sale of the Convertible Preferred Series B shares at a price of $.75 per share that expire two years from the issued date (see Note 9).

In September 2011 one convertible debenture holder exercised all their A, B, & C warrants via cashless exercision, thus decreasing the total warrants outstanding amount by 435,000.

The following is a breakdown of the warrants:

	Exercise	Date
Warrants	Price	Issued	Term
150,000	$0.20	1/26/2010	5 years
15,000	$0.20	4/1/2010	5 years
4,000	$0.50	4/1/2010	5 years
300,000	$0.20	4/6/2010	5 years
4,500,000	$0.20	4/6/2010	5 years
300,000	$0.20	4/6/2010	5 years
150,000	$0.20	4/19/2010	5 years
40,000	$0.50	4/19/2010	5 years
110,000	$0.40	12/29/2010	5 years
837,500	$0.75	6/15/2011	2 years
12,500	$0.75	7/5/2011	2 years
6,250	$0.75	7/28/2011	2 years
50,000	0.75	8/10/2011	2 years
6,475,250

The warrants have a weighted average price of $0.28.

The warrants were valued utilizing the same Black – Scholes criteria as the options below:

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

NOTE 10-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

During the nine months ended September 30, 2011, the Company granted an additional 805,000 options to purchase shares of common stock.  Of this amount, 385,000 vested as of September 30, 2011.  None of these options have been exercised as of September 30, 2011.

The total options granted as of September 30, 2011 were 5,939,500, of which 4,879,500 are vested and none have been exercised.

These options have exercise prices that range from $0.06 to $0.50 and were valued based on the black-scholes model with the following criteria:

Strike Price	$0.06– 0.50
Expected Life of Option	3- 5 yr.
Annualized Volatility	261.60-340.19%
Discount Rate	1.25%
Annual Rate of Quarterly Dividends	None

The value attributable to these options that vested for the nine months ended September 30, 2011 is $170,400 and is reflected in the condensed consolidated statements of operations as stock based compensation.

NOTE 11-	COMMITMENTS

Office Lease

The Company leases office space in Sterling, Virginia pursuant to a lease with a related party through common ownership which is in a month to month arrangement.  The lease provides for an annual rental of approximately $78,000.

Rent expense for the nine months ended September 30, 2011 and 2010 was $58,500 and $68,238, respectively.

Board of Advisors Agreements

The Company’s board of directors on May 1, 2010, approved the addition of two members to its Board of Advisors.  Each of these members provides assistance to the Company with respect to their healthcare solution and predictive technology to prospective banking, insurance and healthcare customers.  As consideration for the placement on the Board of Advisors, the Company has, in addition to quarterly cash payments, granted those options under their 2007 Stock Incentive Plan that vest over a two-year period of time commencing in May 2010.  The Company has included these fees in their condensed consolidated statements of operations for the nine months ended September 30, 2011 and 2010. The Company has entered into consulting agreements with marketing and strategic consulting groups with terms that do not exceed one year.  These companies are to be paid fees for the services they perform.  The Company has included these fees in their consolidated statements of operations for the nine months ended September 30, 2011 and 2010.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

NOTE 11-	COMMITMENTS (CONTINUED)

Consulting Agreements

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

In June 2010, the Company entered into a consulting agreement with a company to provide financial services and locate potential investment opportunities.  The term of the agreement is for one-year, and the consultant will receive monthly payments of $7,500 as well as be issued 300,000 shares of restricted common stock, and 900,000 warrants that vest over the one-year period and upon certain financing criteria being met.  300,000 of the warrants have vested and the Company has included these fees in their condensed consolidated statements of operations for the nine months ended September 30, 2011. The agreement terminated in February 2011, and the remaining 600,000 unvested warrants have been cancelled.

In December 2010, the Company entered into an agreement with Strategic Global Advisors, LLC, a firm that provides investment and public relations consulting firm services.  Pursuant to the agreement, Strategic Global Advisors, LLC will receive a retainer of $30,000 payable in four monthly payments of $7,500 and receive 500,000 options to purchase the Company's common stock that vest on the date of grant.  The options were valued at $34,994.  The Company has included these fees in their consolidated statements of operations for the nine months ended September 30, 2011.

On March 2, 2011, The Board of Directors entered into an agreement with Assured Value Advisors, Inc. for merchant and investment banking services.  Pursuant to the agreement, Assured Value Advisors, Inc. will receive 500,000 options to purchase shares of the Company's common stock; of which 300,000 have vested ($122,082 in 2011 stock based compensation), and the remaining 200,000 will vest in Q1 2012.

On March 28, 2011, The Board of Directors granted two employees 45,000 options to purchase shares of the Company's common stock; all of which vested upon grant.  Employees’ grant of options was based on achievement of performance milestones.  The vested options were valued at $13,370.  The Company has included these fees in their condensed consolidated statements of operations for the nine months ended September 30, 2011.

On May 2, 2011, The Board discussed and authorized the consulting agreement with a consultant to provide comprehensive technical strategy assessment.  The consulting contract was executed for a two-month period and the Board authorized a consulting fee of $8,000 and that the Company should issue the consultant 8,000 shares under the consulting agreement.

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

NOTE 11-	COMMITMENTS (CONTINUED)

Employment Agreements

During the year ended December 31, 2009, the Company entered into four separate employment agreements with their key executives.  The employment agreements range in years from 3 to 5, and require the Company to compensate the key executives for a base salary, as well as provide for incentive compensation.  In addition, the executives were granted in total 3,250,000 stock options that vest through December 2011.  The Company also entered into another employment agreement in January 2010 which granted an additional 20,000 options to an employee.  This agreement was for a period of two years.  In August and September 2011 the company hired two employees who are to receive 200,000 options that vest equally over the next eight quarters and 60,000 options that vest equally over the next four quarters, respectively.  As of September 30, 2011 a total of 35,000 options from these two employment agreements have vested and were valued at a total of $9,956.  The Company has included these fees in their condensed consolidated statements of operations for the nine months ended September 30, 2011.

NOTE 12-	PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. At September 30, 2011, deferred tax assets consist of the following:

Net operating losses	$1,138,571

Valuation allowance	$(1,138,571)

$-

At September 30, 2011, the Company had net operating loss carry forward in the approximate amount of $3,348,739, available to offset future taxable income through 2031.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the nine months ended September 30, 2011 and 2010 is summarized below.

	2011	2010
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	6.0	6.0
Valuation allowance	28.0	28.0
	0%	0%

INFERX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

NOTE 13-	RELATED PARTY TRANSACTIONS

The Company has a rent expense in the amount for the nine months ended September 30, 2011 and 2010 of $39,000 and $46,608, respectively to a company owned by a relative of an officer of the Company.  In addition, the Company has outstanding fees due the President & CEO of $725,000 as of September 30, 2011 relating to past due distributions prior to the reverse merger.  Further, the Company entered into two separate promissory notes with Vijay Suri during April 2010, in which Mr. Suri loaned the Company a total of $26,000 on April 16, 2010 and $24,600 on April 30, 2010.  The notes were originally due on December 1, 2010, subsequently to September 30, 2011.  Currently the Company is negotiating a favorable extension to September 30, 2012 at the same interest rate of 5%.

NOTE 14-	MAJOR CUSTOMERS

For the nine months ended September 30, 2011 the Company has derived 90% of its revenue from one customer. This customer is responsible for three separate contracts that the Company is engaged under, and the Company does not believe that there is any customer concentration risk associated with this customer.  A major customer is a customer that represents 10% of total revenues.

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

Overview

InferX is a leading provider of next generation Predictive Analytics and Business Intelligence solutions for financial services, healthcare, and government enterprises.  Our solutions include a wide variety of innovative technologies that provide critical results for challenges such as healthcare fraud mitigation, healthcare research, financial services risk management and complex intelligence analysis, to name a few.  We have pioneered and commercialized a suite of powerful patented technologies for advanced analytical solutions that direct decision making and improve corporate performance across the entire enterprise.  Our solutions are targeted towards select sub-subsectors within the healthcare, financial services and public sector markets to address significant ROI opportunities for our clients.  Through broad, diversified market adoption of our predictive data analytical solutions, InferX plays a critical role in promoting the safety and security of our nation's assets and its citizens, while also empowering commercial enterprises with the knowledge and material insight necessary to make better business decisions and maximize profits.

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

We continue to enjoy a solid performance record for quality and on-time performance with our US Government clients.  Our services business consists of professional IT consulting focused on business intelligence, corporate performance management and predictive analytics support.  As a result of our merger with the Irus Group, we expanded and enhanced our customer base and services offerings, which we believe will increase our revenues and expenses in comparison to recent periods.  Our services business, which represented over 99% of our total revenues in fiscal 2010, has significantly lower margins than our software business.  The proportion of our services revenues relative to our total revenues in nine months ending September 30, 2011 was affected by our continued focus on the PA software side of the business and the continued uncertainty of the US Government budget.

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

Software Business:  Our software business, which represented less than 1%, of our total revenues in nine months ending September 30, 2011, is comprised of two operating segments: (i) new software licenses and (ii) software license updates and product support.  The company made significant investment in developing new healthcare and financial services solutions working with partners as addressed in business section.  We expect that our software business’ total revenues in 2011 will increase due to the continued demand for our PA software products and software license updates and product support offerings.  We will continue to make further investments in research and development to meet customer demand and changing market conditions.  Future software revenues will significantly increase, as we bring to market our software-as-a-service (SaaS) and platform-as-a-service (PaaS) delivery models.

During this fiscal quarter, the Company continued to place great emphasis on the enhancement and development of our core technology products and the adaptation into market-sector specific solutions.  This concentration of effort resulted in higher overhead, on a year over year basis, consisting primarily of personnel related expenditures; as noted by the recent management hire for our Cyber Security solution.  Key to our future, we intend to continue to invest significantly in our product research and development and market-driven technology solutions because they are essential to maintaining our competitive position.

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

Recent Issued Accounting Standards

In September 2006, ASC 820, “Fair Value Measurements” (ASC 820) was issued. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is encouraged.  The adoption of ASC 820 did not have a material impact on the consolidated financial statements.

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

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited. The adoption of ASC 810-10-651 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to our results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 815 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2008, ASC 815, Disclosures about Derivative Instruments and Hedging Activities” (ASC 815), was issued. ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities.  These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  ASC 815 did not have a material impact on our results of operations or financial position.

In April 2008, ASC 350, “Determination of the Useful Life of Intangible Assets”, (ASC 350), was issued. ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The guidance is used for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. ASC 350 did not materially impact our financial position, results of operations or cash flows.

In May 2008, ASC 470-20, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (ASC 470-20), was issued. ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate.  ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The adoption of ASC 470-20 did not have a material effect on our financial position, results of operations or cash flows.

In June 2008, ASC 815-40, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (ASC 815-40), was issued.  ASC 815-40 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative.  ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock.  ASC 815-40 did not have a material impact on our financial position, results of operations and cash flows.

In June 2008, ASC 470-20-65, “Transition Guidance for Conforming Changes to, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, (ASC 470-20-65), was issued. ASC 470-20-65 is effective for years ending after December 15, 2008.  The overall objective of ASC 470-20-65 is to provide for consistency in application of the standard.  The Company has computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements and ASC 470-20-65 did not have a material effect on that accounting.

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

The disclosures about the roll forward of information in Level 3 are required for the Company with its first interim filing in 2011.  ASU 2010-06 did not have a material impact on our financial statements.

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

Three Months Ended September 2011 and 2010

Revenue

Revenue for the three months ended September 30, 2011 was $907,099, a decrease from $1,104,623 for the same period in 2010; an 18% decrease, our revenues were directly impacted by the termination of a couple of US Government contracts, which directly impacted our revenue delivered government contracts and US Government’s authority to finalize new contract starts to coincide with the previous contract termination.  This situation also reflects the continuing uncertain economic environment across all of our focus market areas and the slowness of the national economic recovery.  From a customer market perspective, we did not see a significant improvement in the business environment for capital expenditures across our enterprise, commercial, and government markets, during the three months ending September 30, 2011.  In the third quarter of fiscal 2011 and 2010, we had no revenue from core PA technology products; however we have significant PA Technology opportunities in our sales pipeline.

Cost of Revenues

Costs of revenues for the three months ended September 30, 2011 were $623,293, a 34% decrease from $942,074 for the same period in 2010.  The decrease resulted primarily from lower revenue and the associated lower attributable subcontractor costs as well as benefits from our ongoing program to optimize efficiency and reduce delivery costs.

Gross Margin

In the three months ended September 30, 2011, our gross margin percentage increased by approximately 113% from the corresponding period of fiscal 2010.  This increase in gross margin percentage for the three months ended September 30, 2011 was the result of a substantial reduction in cost of goods sold which was greater than the decrease in revenue attributable to lower subcontractor costs.

Operating Expenses

For the three months ended September 30, 2011 operating expenses increased by approximately 43% from the corresponding period of fiscal 2010.  The increase was attributable to higher overhead labor and professional fees associated with product and services sales and investor relations.  Operating expenses for the three months ended September 30, 2011, which include indirect labor, professional fees, travel, rent, general and administrative costs, stock issued for services, stock based compensation, and depreciation, increased $184,406 to $615,184 from $430,778 for the same period in 2010.

Other Income (Expense)

Other expenses increased by $626,451 in the three months ended September 30, 2011 compared to the corresponding period in fiscal 2010.  The decrease is mainly attributable to the fair value decrease in the derivative liability of $839,905 which gets applied as ‘other income’.  In addition the company incurred an increase in interest expense of $9,589, and an increase to the loss on extinguishment of debt of $127,723; however the company enjoyed a decrease in the amortization of debt discount of $25,912.

Nine Months Ended September 2011 and 2010

Revenue

Revenue for the nine months ended September 30, 2011 was $ 2,789,456, a decrease from $3,813,288 for the same period in 2010; a 27% decrease, our revenues were directly impacted by the inability of the US Government to enact a federal budget, which directly impacts our revenue delivered from existing government contracts and our ability to finalize new contracts.  This situation also reflects the continuing uncertain economic environment across all of our focus market areas and the slowness of the national economic recovery.  From a customer market perspective, we did not see a significant improvement in the business environment for capital expenditures across our enterprise, commercial, and government markets, during the last nine months  In the first three quarters of 2011 we had no revenue from core PA technology products; however we have significant PA Technology opportunities in our sales pipeline.

Cost of Revenues

Costs of revenues for the nine months ended September 30, 2011 were $1,864,735, a 46% decrease from $3,443,110 for the same period in 2010.  The decrease resulted primarily from lower revenue and the associated lower attributable subcontractor costs as well as benefits from our ongoing program to optimize efficiency and reduce delivery costs.

Gross Margin

In the first nine months of fiscal 2011, our gross margin percentage increased by approximately 241% compared with the corresponding period of fiscal 2010.  This increase in gross margin percentage for the first nine months of fiscal 2011 was the result of a substantial reduction in cost of goods sold which was greater than the decrease in revenue attributable to lower subcontractor costs.

Operating Expenses

For the first nine months of fiscal 2011 operating expenses increased by approximately 23% compared with the corresponding period of fiscal 2010.  The increase was attributable to higher stock based compensation-related expenses, however, other aspects of our operating expenses enjoyed a decrease during this period.  Operating expenses for the nine months ended September 30, 2011, which include indirect labor, professional fees, travel, rent, general and administrative costs, stock issued for services, stock based compensation, and depreciation, increased $335,473 to $1,823,432 from $1,487,959 for the same period in 2010.

Other Income (Expense)

Other expenses decreased by $104,493 in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  The decrease is attributable to the fair value decrease in the derivative liability of $232,975 which gets applied as ‘other income’, an increase in interest expense of $10,064, and an increase to the loss on extinguishment of debt of $127,723, which is offset by the decrease in the amortization of debt discount of $131,228.

Contract Backlog

At September 30, 2011 and December 31, 2010, our estimated backlog was $10,372,700 million and $5,790,000 million, respectively, of which $5,433,200 million and $4,752,000 million, respectively, was funded.  We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options.  We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized.  Our backlog does not include any estimate of future potential delivery orders that might be awarded under our Government Wide Acquisition Contracts (GWAC) or other multiple-award contract vehicles, or sales and services of our PA technology.

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

Liquidity and Capital Resources

We had cash of $121,632 and a working capital deficit of $3,895,319 as of September 30, 2011.  During the nine months ended September 30, 2011, we used approximately $253,853 more than cash received from our operations.  Operations were funded primarily from the consulting revenue generated in the nine month period.

We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses in light of the requirements created by our business plan and enhancement of our core technology products and the adaptation of that technology into market-sector specific solutions.  We are currently expending approximately $320,000 per month to support our operations, and anticipate little deviation from that number on monthly basis through the next six months.  We expect to raise additional financing through the sale of convertible preferred stock through the end of 2011 and common stock thereafter through 2012 to supplement the cash generated from software license sales and the professional services from existing contracts.  We believe this will be sufficient to fund our operations until additional financing is procured.  If we are unable to generate sufficient cash through the sale of our convertible preferred, preferred and common stock it will be necessary for us to further reduce expenses to manage our business.  Although we believe the additional capital required will be provided through one of these sources, we cannot assure you that we will be successful in these financing efforts or accepting financing at acceptable prices.  Our failure to generate such revenue, reduce expenses or obtain necessary financing could impair our ability to continue business operations and raises substantial doubt about our ability to remain as a going concern.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4T.            Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective due to the existence of material weaknesses in our internal control over financial reporting, discussed below.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Revenues derived from federal government contracts accounted for 97.6% of our revenues in the first nine months of 2011.  We expect that government contracts will continue to be a significant source of our revenues for the foreseeable future.  Our business generated from government contracts may be adversely affected if:

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

Dated: November 14, 2011	InferX Corporation

	By:	/s/ Vijay Suri
Vijay Suri, President, CEO and CFO
(Principal Executive, Financial and
Accounting Officer)