Form 10-K
period 2011-12-31
INFERX CORP
filed 2012-12-27
CIK 1329548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The issuer’s revenues for the most recent fiscal year, ended December 31, 2011, were $3,395,002.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price, at which the common equity was last sold as of the last business day of the registrant’s most recently completed fiscal quarter, was approximately $7,999,280.

As of December 13, 2012 there were outstanding 65,793,713 shares of the registrant’s common stock, $.0001 par value.

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

PART I

Item 1.       Business.

We believe that we are the market leader in next generation distributed predictive analytics (PA) enterprise software solutions. We have pioneered and commercialized a powerful, patented suite of advanced analytical solutions that direct decision making and improve corporate performance across the enterprise. We are targeting our solution to identify key anomalous and predictive trends within select market sub-subsectors including healthcare, financial services and public sectors which address significant ROI opportunities for our clients.

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

We believe that as (1) data environments grow larger and more complex; (2) businesses attempt to incorporate unstructured data; including email and other text, into robust decision making algorithms; and (3) businesses demand that PA firms simplify the way predictive models are built and allow non-statisticians make sense and act upon the resulting analysis, our technology solutions are uniquely positioned to capitalize on these trends in the industry.

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

Market Opportunity

According to industry analyst IDC in their report released January 17, 2012, “the business analytics software market is on tap to hit $33.9 billion in 2012, up 8.2 percent from 2011. IBM CIO Study revealed: BI and Analytics are #1 Priority for business leaders in 2012.

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

(http://www.businessintelligence.info/docs/revistas/bispain_tendencias_business_intelligence.pdf - Sept. 18, 2009)

IDC defines the Advanced Analytic marketplace as including both (1) advanced BI applications with deductive technology; and (2) inductive PA applications, but does not break down their respective market sizes. InferX is focused exclusively on solutions in the latter, however does intend to sell its applications to BI providers as an enhancement for their existing platforms.

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

Our Product Offerings

We target healthcare, financial services and public sector customers with (i) a full suite of PA enterprise software products and solutions; and (ii) comprehensive BI and corporate performance implementation, training and maintenance consulting services. Although our revenues are primarily from our consulting business, we believe that we will emerge as primarily a PA enterprise software firm.

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

Target Select Opportunities in Public Sector, Healthcare and Finance

Our distributive PA solutions have several core attributes versus traditional offerings, including (i) completeness and accuracy; (ii) speed; (iii) lowered costs; and (iv) privacy and security. While most PA providers have focused their energies and products on consumer oriented customer relationship management (CRM) solutions, we target sophisticated solutions toward select subsectors in the healthcare, financial services and public sectors to address Our next generation PA technology offers a host of tangible, ancillary benefits to potential customers across its targeted healthcare, financial services and public sector verticals. We believe that the real value proposition for all customers is based upon our patented and proprietary D2A platform which differentiates us from traditional PA providers and second generation database competitors. We believe that our value proposition is manifested in three positive outcomes:

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

Patents and Trademarks

We developed our technology primarily under Small Business Innovative Research contracts with the federal government. These government contracts allowed us to retain ownership of the intellectual property. Our technology is protected by the following patents:

Patent	Information	Dates	Status
Knowledge Inferencing And Data Visualization Method And System (InferView)	U.S. Serial No.: 7,428,545	Filed July 2003 Issued: September 23, 2008	Issued

Distributed Data Mining And Compression Method And System (InferAgent)	US Patent No.: 7,308,436	Filed July 2003 Issued: December 11, 2007 Expires April 2024	Issued

A hybrid Bayesian decision tree for classification	Full application US Serial: 11/090,364	Filed March 25, 2005	Abandoned

Distributed Clustering Method (InferCluster)	Full application US Serial: 11/904,982	Filed September 28, 2007	Patent Office asking for clarification. Preparing response.

A Distributed Method for Integrating Data Mining and Text Categorization Techniques (InferText)	Full application US Serial: 11/904,674	Filed September 28, 2007	Pending

Supply Chain Risk Assessment Application	Full application US Serial: 12/069,948	Filed February 2008	Pending

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

Companies such as Infoglide Software Corporation, Knowledge Computing Corporation (i2 Inc.), Exegy Inc. and Dulles Research, LLC, market software that can perform discovery over networks and distributed data sources. We believe that their software has no predictive analytic capabilities and generally provides only for discrete pattern matching, such as matching of names, phone numbers, IP addresses, etc.

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

Sales and Marketing

We directly market and sell our products and services to businesses of many sizes and in many industries, government agencies and educational institutions. We also market, and sell our products through indirect channels. In the United States, our sales employees are based in our headquarters. Outside the United States, we sell and support our products through partners located in the local countries.

We manage our business and report our financial results based on the principal business segments described above. Our customers are organized by government and commercial customer groups, and sales are organized by direct and channel. Within the channel, we have various types of partners that we utilize for various customer groups. The partners include:

• Resellers that sell our products and services, frequently with their own value-added products or services, to targeted customer groups;

• Distribution partners that supply our solutions to smaller resellers with which we do not have direct relationships;

• Independent distributors that sell our products into geographies or customer segments in which we have little or no presence;

• Original equipment manufacturers ("OEMs") that integrate our products with their own hardware or software and sell the integrated products;

• Independent software vendors ("ISVs") that provide their clients with specialized software products, and often assist us in selling our products and services to clients purchasing their products;

• Systems integrators that provide various levels and kinds of expertise in designing and implementing custom IT solutions and often partner with our services business to extend their expertise or influence the sale of our products and services; and

• Advisory firms that provide various levels of management and IT consulting, including some systems integration work, and that typically partner with our services business on client solutions that require our unique products and services.

The mix of InferX's business by channel or direct sales differs substantially by business and region. We believe that customer buying patterns and different regional market conditions necessitate sales, marketing and distribution to be tailored accordingly. InferX is focused on driving the depth and breadth of its coverage in addition to efficiencies and productivity gains in both the direct and indirect business.

InferX's Sales organization manages most of our commercial and public sector customer relationships and also has primary responsibility for simplifying sales processes across our segments to improve speed and effectiveness of customer delivery. InferX Sales manages our direct distribution activities for commercial products and go-to-market activities with systems integrators and ISVs; as well as having responsibility for driving InferX's horizontal and vertical solutions with both InferX services business and the partners listed above.

Unique Value of InferX Technology in Clinical Research

We believe that we provide a unique capability to provide analysis of distributed data with hundreds of parameters which may be disparate or disjointed. The analyzed data itself may be either wholly structured or unstructured, or any combination of the two. We believe that this wide latitude in selecting data makes it ideal for use in clinical or patient research data. We use agent technology to obtain partial decisions from local information repositories. Therefore, only partial decisions are transferred between systems, not data. This allows scalability while preserving privacy and protecting sensitive information. Our technology can provide solutions by using clustering and classification models. These may easily be utilized to solve those decision problems which arise frequently in clinical and research medicine. Traditional approaches in clinical or research medicine do not provide these overall capabilities; hence, we believe that our technology is of unique value.

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

Employees

We have 9 nine employees: 9 full-time employees, 1 one of who devote at least a portion of their time to sales and marketing, one executive employee, and one administrative employee, one of our employees are is a members of management. To the best of our knowledge, we are in compliance with local prevailing wage, contractor licensing and insurance regulations. None of our employees is represented by any collective bargaining agreement, and our relationship with our employees is good.

Item 1A.        Risk Factors.

We operate in a rapidly changing economic and technological environment that presents numerous risks, many of which are driven by factors that we cannot control or predict. The following discussion, as well as our “Critical Accounting Policies and Estimates” discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations, highlights some of these risks. The risks described below are not exhaustive and you should carefully consider these risks and uncertainties and the information contained in this filing before investing in our securities. If any of these risks or uncertainties actually occurs, our business, financial condition or future operating results could be materially harmed. In that case, the price of our common stock could decline and you could lose part or all of your investment.

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

We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors.

Our revenues, and particularly our new software license revenues and services revenues, are difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. Our limited experience with managing our product business and forecasting its future financial results creates additional challenges with our forecasting processes. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates can prove to be unreliable both in a particular quarter and over a longer period of time, in part because the “conversion rate” or “closure rate” of the pipeline into contracts can be very difficult to estimate. A contraction in the conversion rate, or in the pipeline itself, could cause us to plan or budget incorrectly and adversely affect our business or results of operations. In particular, a slowdown in IT spending or economic conditions generally can unexpectedly reduce the conversion rate in particular periods as purchasing decisions are delayed, reduced in amount or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate, execute and deliver upon these contracts in a timely manner. In addition, for newly acquired companies, we have limited ability to predict how their pipelines will convert into sales or revenues for a number of quarters.

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

As of the date of this filing, our directors and executive officers beneficially owned 13,910,457 shares, or approximately 21.1%, of our outstanding common stock in the aggregate. Because of the large percentage of stock held by our directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our stockholders.

If we were to lose the services of key members of the Board of Directors, or other members of our senior management team, we may not be able to execute our business strategy.

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, losses of our critical key executive management could have a material adverse effect on the InferX Corporation as well as the development of our technology, our business prospects, our potential earning capacity, our culture, and our strategic direction. The loss of or unavailability of the services of any one of these individuals would have a material adverse effect on our business prospects and/or potential earning capacity.

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

We rely on copyright, trademark, patent and trade secret laws, confidentiality procedures, controls and contractual commitments to protect our intellectual property rights. Despite our efforts, these protections may be limited. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. Any patents owned by us may be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. We currently have received two patents and have filed four provisional patents, awaiting determination. While we believe that we have a proprietary position in component technologies for our products, our ability to compete effectively will depend, in part, on our ability to protect our proprietary technologies, processes and designs, to secure patents for the applications we have pending and to protect those patents that we may secure. We do not know whether any of our pending patent applications will be issued or, if issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes. Even if all of our patent applications are issued and are sufficiently broad, our patents may be challenged or invalidated.

We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so. If we cannot protect our intellectual property rights against unauthorized copying or use, or other misappropriation, we may not remain competitive.

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

We currently are dependent on contracts with the federal government for all of our current revenues. Our sales to government clients subject us to risks including early termination, audits, investigations, sanctions and penalties.

We derive revenues from contracts with the U.S. government, state and local governments and their respective agencies, which may terminate most of these contracts at any time, without cause. There is increased pressure for governments and their agencies, to reduce spending. Our federal government contracts are subject to the approval of appropriations being made by the U.S. Congress to fund the expenditures under these contracts. Similarly, our contracts at the state and local levels are subject to government funding authorizations. Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

Revenues derived from federal government contracts accounted for 97% of our revenues in fiscal 2011. We expect that government contracts will continue to be a significant source of our revenues for the foreseeable future. Our business generated from government contracts may be adversely affected if:

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

Our existing capital is insufficient to fund our operations beyond the second quarter of 2012. We believe the anticipated revenues from potential customer contracts along with the sale of a limited amount of equity will enable us to meet our financial obligations as they become due. However, we are not generating sufficient revenues to increase our working capital or to carry out our proposed business objectives and continue to operate as a going concern beyond the near term, and we need to obtain additional financing or reduce our expenses by curtailing our operations.

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

Our audited financial statements for the years ended December 31, 2011 and 2010 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firms have issued their reports dated December __, 2012 and April 13, 2011 in connection with the audits of our financial statements for the years ended December 31, 2011 and 2010 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our having sustained operating losses and capital deficits from operations. The fact that we have received this “going concern opinion” from our independent registered public accounting firm will likely make it more difficult for us to raise capital on favorable terms and could hinder, to some extent, our operations. Additionally, if we are not able to continue as a going concern, it is likely that stockholders will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 1B.     Unresolved Staff Comments.

The Company has received no written comments from the SEC staff regarding its periodic or current reports as filed under the Securities Exchange Act of 1934, nor on any filings made pursuant to the Securities Act of 1933, that remain unaddressed or unresolved as of the filing date of this Report.

Item 2.      Description of Property.

We lease approximately 3,200 square feet of office space at 46950 Jennings Farm Drive, Suite 290, Sterling, Virginia pursuant to a lease which is currently month to month. Our lease provides for an annual rental of approximately $78,000, which is subject to annual escalations of 3.5%. The space can house approximately 20 to 23 staff. We believe that our facilities are currently adequate for our needs and that additional space is readily available should we need it.

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

PCT Law Group, PLLC, a legal law firm who that represented InferX Corporation in certain matters concerning intellectual property and patent application matters, commenced an action against InferX Corporation in the General District Court, Fairfax County, Virginia on March 26, 2012; seeking unpaid legal fees of $10,419.59. The Company received a Garnishment Summons dated November 14, 2012 from the Court of Fairfax County, Virginia for the unpaid amount plus interest, judgment costs, and attorney fees for a total of $16,883.69. Although the Company disputes the amount outstanding, the Company we are in negotiations with PCT Law Group, PLLC for to settle this litigation.

Fairchild Consultants, LLC, d/b/a Global Services a marketing support consulting services firm which represented InferX Corporation in matters for government regulatory contract filing matters, commenced an action against InferX Corporation in the Superior Court of Washington, DC, on October 13, 2012, seeking unpaid general consulting services fees in the amount of $9,900. Although the Company disputes the amount outstanding, the Company we are in negotiations with Fairchild Consultants, LLC for resolution to and settlement this litigation.

Item 4.      Mine Safety Disclosures.

None.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Market Information

Transactions in our common stock are presently quoted the OTC Bulletin Board under the symbol “NFRX”. Quotation of transaction in our common stock commenced on December 5, 2007.

The closing bid prices for our common stock for the period from December 31, 2010 through December 31, 2011, are reported by OTC Markets Inc. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2010:
First Quarter (January 1, 2010 – March 31, 2010)	$.49	$.12
Second Quarter (April 1, 2010 – June 30, 2010)	.35	.17
Third Quarter (July 1, 2010 – September 30, 2010)	.19	.05
Fourth Quarter (October 1, 2010 – December 31, 2010)	.23	.05

Fiscal Year Ended December 31, 2011:
First Quarter (January 1, 2011 – March 31, 2011)	$.60	$.14
Second Quarter (April 1, 2011 – June 30, 2011)	.65	.24
Third Quarter (July 1, 2011 – September 30, 2011)	.60	.25
Fourth Quarter (October 1, 2011 – December 31, 2011)	.44	.25

Holders

As of December 13, 2012, there were 91 record stockholders of 65,793,713 issued and outstanding shares of our common stock.

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

Item 6.  Selected Financial Data.

The following table sets forth selected financial data as of and for the last three fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Annual Report.

	As of and for Year Ended December 31,
(in millions, except per share amounts)	2011	2010	2009
Consolidated Statements of Operations Data:
Total Revenues	$3,395,002	$4,712,299	$7,328,970
Gross Margin	1,042,593	522,703	1,734,575
Operating loss	(1,594,493)	(1,434,646)	(438,286)
Net loss	(41,505,616)	(1,950,954)	(561,715)
Earnings per share - basic	(2.24)	(0.18)	(0.56)
Earnings per share - diluted	(2.24)	(0.18)	(0.56)
Basic weighted average common shares outstanding	18,543,519	10,930,187	1,011,308
Diluted weighted average common shares outstanding	33,614,519	24,968,687	5,011,308
Consolidated Balance Sheets Data:
Working Capital	(44,149,421)	(3,890,136)	(2,553,677)
Total Assets	530,893	596,154	1,087,240
Total Liabilities	44,883,808	4,799,041	3,874,698

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth and discussed in this Management’s Discussion and Analysis or Plan of Operation is derived from our financial statements and the related notes, which are included. The following information and discussion should be read in conjunction with those financial statements and notes, as well as the information provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011.

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

The InferX Corporation continues to enjoy a solid performance record for quality and on-time performance with our US Government clients. Our services business consists of professional IT consulting focused on business intelligence and corporate performance management and predictive analytics support. As a result of our merger with the Irus Group, we expanded and enhanced our customer base and services offerings, which we believe will increase our revenues and expenses in comparison to recent periods. Our services business, which represented over 100% and 99% of our total revenues in fiscal 2011 and 2010, respectively, has significantly lower margins than our software business. The proportion of our services revenues relative to our total revenues in fiscal 2011 was affected by our continued focus on the PA software side of the business and the continued uncertainty of the US Government budget.

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

Software Business: Our software business, which represented 0% and 1%, of our total revenues in fiscal 2011 and 2010 respectively, is comprised of two operating segments: (i) new software licenses and (ii) software license updates and product support. The company made significant investment in developing new healthcare and financial services solutions working with partners as addressed in business section. We expect that our software business’ total revenues in 2011 will increase due to the continued demand for our PA software products and software license updates and product support offerings. InferX will continue to make further investments in R&D to meet customer demand and changing market conditions. Future software revenues will significantly increase, as we bring to market our software-as-a-service (SaaS) and platform-as-a-service (PaaS) delivery models.

During fiscal year 2011, the Company continue to place great emphasis on the enhancement and development of our core technology products and the adaptation into market-sector specific solutions. This concentration of effort resulted in much higher overhead, on a year over year basis, consisting primarily of personnel related expenditures. Key to our future, we intend to continue to invest significantly in our product research and development and market-driven technology solutions because they are essential to maintaining our competitive position.

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

Recent Issued Accounting Standards

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. FASB ASU 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s results of operations, cash flows or financial position.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Years Ended December 31, 2011 and 2010

Revenue: Our revenue for the year ended December 31, 2011 was $3,395,002, a decrease from $4 712,299 for the same period in 2010. For the year ended December 31, 2011, our total revenue decreased by 28% on a year-over-year basis, reflecting what we believe to be an uncertain economic environment across all of our focus market areas; and continued instability of the US Government to enact a budget, which directly impacts our revenue delivered from government contracts. From a customer market perspective, we did not see a significant improvement in the business environment for capital expenditures across our enterprise, commercial, and government markets, during the year ended December 31, 2011. In 2011, our revenue from professional services contracts decreased by 28% compared with the corresponding periods of 2010. In the 2011 and 2010, we had $0 and $24,000, respectively revenue from core PA technology products.

Cost of Revenues: The costs of revenues for the year ended December 31, 2011 were $ 2,352,409, a 44% decrease from $ 4,189,596 for the same period in 2010. The decrease resulted primarily from lower direct and subcontractor labor costs attributable to lower revenue and limited new contracts during the period.

Gross Margin: In the year ended December 31, 2011, our gross margin percentage increased by approximately 99% compared with the corresponding period of 2010. This increase in gross margin percentage was the result of a significant decline in overall cost of goods sold for our service delivery directly impacting our gross margin; and the conversion of several of the government contracts to fixed fee delivery contracts.

Operating Expenses: For the year ended December 31, 2011, operating expenses increased by approximately 35% from the corresponding period of 2010. The increase was attributable to a significant increase of headcount-related expenses, including variable compensation expenses (i.e. stock based), and control of our discretionary expenses, cost of investment services, and increase in non-revenue based consulting services. Operating expenses for the twelve months ended December 31, 2011, which include indirect labor, professional fees, travel, rent, general and administrative, stock issued for services, stock based compensation, and depreciation, increased $ 679,737 to $ 2,637,086 from $ 1,957,349 for the same period in 2010. Depreciation decreased by $8,455 as additional fixed assets became fully depreciated and the addition of one new fixed asset was acquired during the year ending December 31, 2011 from the same period in 2010.

Other Income (Expense): Other income increased $39,394,815 in the year ended December 31, 2011 compared to the same period in 2010. Three main factors affected this income increase (expense decrease): (i) Decrease in the expense associated with the amortization of debt discount of $129,354; (ii) a loss incurred through reevaluation and extinguishment of debt of $16,164; and (iii) a loss incurred through the fair value adjustment on derivative liability of $39,506,510. During the year ending December 31, 2011 the Company had an increase in interest expense of $1,495 from the same period in 2010.

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

Liquidity and Capital Resources

We had cash of $152,874 at December 31, 2011 and a working capital deficit of $44,149,421 as of December 31, 2011. The Company’s cash flows decreased $12,958 in 2011, solely due to the cash loss of $174,974 from operating activities and the cash gain of $428,362 from financing activities; with almost 85% of the cash derived coming from the issuance of the Series B Preferred offerings. The Company’s cashflows from investing activities decreased $133,612 during the year ending December 31, 2011.

We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses in light of the requirements created by our business plan and enhancement of our core technology products and the adaptation of that technology into market-sector specific solutions. We are currently expending approximately $292,000 per month to support our operations, and under our current business plan we anticipate expenditures of approximately $262,000 per month through the 4th quarter of 2012. We expect to raise additional financing through the sale of our common stock during the second or third quarter of 2012 to supplement the cash generated from software license sales and the professional services that are provided through existing contracts that we believe will be sufficient to fund our operations until additional financing is procured If we are unable to generate sufficient cash through the sale of our stock it will be necessary for us to significantly reduce expenses to manage our business. Although we believe the additional capital required will be provided through one of these sources, we cannot assure you that we will be successful in these financing efforts or accepting financing at acceptable prices. Our failure to generate such revenue, reduce expenses or obtain necessary financing could impair our ability to continue business operations and raises substantial doubt about our ability to remain as a going concern.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective due to the existence of material weaknesses in our internal control over financial reporting, discussed below.

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

Our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2011 due to the existence of several material weaknesses in our internal control over financial reporting, discussed below. Our Board of Directors has reviewed the results of management’s assessment. In addition, on a quarterly basis we will evaluate any changes to our internal control over financial reporting to determine if material changes occurred.

Material Weaknesses in Internal Controls

During the conduct of our assessment of internal control over financial reporting, we identified two material weaknesses and have advised the Board of Directors that the following material weaknesses existed at December 31, 2011. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a “material weakness” is a control deficiency or a combination of control deficiencies such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses exist in (i) the lack of independent oversight by an audit committee of independent members of the Board of Directors and (ii) the lack of segregation of duties in the financial reporting and compliance functions. Due to the lack of resources, we have not taken any substantial steps towards resolving the material weaknesses described above.

While these material weaknesses did not have an effect on our reported results or result in the restatement of any previously issued financial statements or any other related disclosure, they nevertheless constituted deficiencies in our controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley Act of 2002, and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite those deficiencies in our internal controls, management believes that there were no material inaccuracies or omissions of material fact in this annual report.

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

Item 9B.      Other Information

On May 6, 2011, the Board of Directors authorized that the Company issue 33,750 shares of the Company's common stock to a vendor, Anshul Mohaan who is willing to convert $6,750 of accounts payable owed to him. The stock was authorized but not issued by December 31, 2011; and subsequently has been issued.

On February 13, 2012, the Company entered into a “Sales Outsourcing Agreement” with Stanley Altschuler to provide direct sales support and closure to pre-determined list of clients. Pursuant to the agreement, Stanley Altschuler, would receive compensation that includes a Common Stock Purchase Warrant to purchase 500,000 shares of Common Stock exercisable for five years at $0.45 per share and vest immediately. Additionally, the Agreement provides for “Success Fee” paid to Agent calculated as 10% of gross license revenue and 3.5% of gross services / professional services revenue on sales contracts resulting directly from actions of the Agent. Stanley Altschuler is also a member of Strategic Universal Advisors, LLC, a firm which has a contract with the company to provide investment and public relations consulting services to the Company. The term of the Sales Outsourcing Agreement is one-year.

In November 2008, the Company entered into a convertible note with Mr. Prem Dadlani, in the amount of $15,000, with a term of six months. The Company was unable to repay the note due to cash flow and liquidity issues. Efforts to obtain a forbearance agreement have not been successful. In November 2011, Mr. Dadlani through legal counsel has sought resolution and payment. In an effort of good faith negotiations with Mr. Dadlani, The Board of Directors authorized, on February 24, 2012, that the Company issue 100,000 shares of the Company's common stock in exchange for a forbearance agreement in which the unpaid principal and accrued interest be extended until June 30, 2012. Subsequently, since the shares authorized on February 24, 2012 were not issued, the Board of Directors authorized, on October 10, 2012, that the Company issue 400,000 shares of the Company’s common stock as consideration for a forbearance agreement and to extend the maturity date of his note to April 30, 2013.

On February 24, 2012, the Company entered into a consulting agreement with Manish Nandy, to provide marketing and proposal development services to support several Company customer initiatives. The term of the agreement is for three months, and the consultant will receive a payment of $6,500. At the discretion of the Company the Consultant can be paid up to $5,000 of the payment in shares of common stock @ $0.40 per share.

On February 24, 2012, the Board of Directors approved the loan of a related party, Vijay Suri, President & CEO, in the amount of $8,750 for the specific purposes of financing critical payroll and other payment obligations. The Board authorized the Company to issue a third Promissory note with a principal amount of $8,750 with interest to accrue at 5% per annum; and payable in six months. Further, since the Company has been unable to repay any amounts toward principal related to Mr. Suri’s promissory notes, The Company was forced to reset the interest rate to the penalty rate of 5%. Total principal owed to Vijay Suri from three promissory notes issued by the Company is $59,350, not including accrued and unpaid interest.

On February 24, 2012, the Board of Directors approved the payment $7,500 per month, in the form of a warrant to purchase 112,500 shares of common stock @ $0.40 per share; for unpaid legal services performed from July 1, 2011 until December 31, 2011, and approved the continuation of legal services provided by current corporate legal counsel.

Due to the Company’s need for additional financing, the Board of Directors on February 24, 2012, approved the receipt of investment funds from two new investors in the amount of $20,000 each. The investments are in the form of an 8% promissory note due in six months, on June 22 and July 22 2012, respectfully. Additionally, the note holders received upon issuance of the Note, 20,000 shares of the Company’s common stock, par value $0.0001 per share. The Company also agreed that should the Company fail to pay interest and principal due at the maturity date, the Note Holder shall receive an additional 40,000 shares of Common Stock. The Company received on December 22, 2011, $20,000 under a promissory note from an individual; then the Company received another $20,000 on January 22, 2012, under a promissory note similar to the one received on Dec 22, 2011..

In an effort to obtain required equity or debt financing for technology development, market penetration and revenue growth, the Board of Directors have sought additional financing, therefore on February 24, 2012, the Board of Directors approved entering into discussions with three different investment groups for the purposes of obtaining additional financing. The Board of Directors approved the Company entering into a term sheet with Joseph Capital LLC. dated December 27, 2011; further the Board approved the Company entering into an engagement agreement dated January 23, 2012 with Strategic Research Associates, Inc.; and the Board also approved the Company entering into a term sheet with Anomaly Analytics, LLC. dated February 14, 2012. To date no final term sheet has been accepted, nor any final agreement for financing has been reached with any of these firms, the Company has terminated discussions with these firms.

On March 6, 2012, the Company received an investment of $100,000, and issued an additional 250,000 units of the Company’s Series B offering consisting of (i) 10% convertible redeemable preferred stock (“Series B Preferred Stock”) of InferX Corporation with a purchase price of $0.40 that are convertible into shares of the Company’s common stock, at $0.40 per share, and (ii) a warrant exercisable for two years for that number of shares into which each warrant converts equal to the number of Series B Preferred Stock purchased, and having an exercise price of $0.75 per warrant share. As of April 19, 2012, the Company has issued a total of 1,156,250 Series B shares at $0.40 per share to accredited investors in private placement for a total of $462,500. To date none of the Series B Preferred Stock has been converted to shares of common stock, nor any warrants exercised.

The Company was notified on March 9, 2012, by Citibank, N.A. that their Line-of-Credit loan to the Company was sold on February 29, 2012, to Entrepreneur Growth Capital, LLC, 505 Park Avenue, New York, NY 10022. Through this action the line of credit is terminated and is now a term loan secured by the Company’s assets, accounts receivables, and the personal guarantee by the Company’s President & CEO, per the terms of the original agreement and stipulated by Entrepreneur Growth Capital, LLC through the acquisition of the note from Citibank. The Company is in discussions with Entrepreneur Growth Capital, LLC to determine the new payment and interest schedule for this loan.

The Board of Directors, on March 13, 2012 authorized the Company grant to Dr. Jerzy Bala, the Chief Technology Officer, a Common Stock Purchase Warrant to purchase 1,000,000 shares of the Company's common stock, such shares of the warrant to vest immediately upon grant at an exercise price of $.30 per share that are exercisable for a period of five years from the date of grant. The Board of Directors also authorized that the Company grant a Common Stock Purchase Warrant to purchase 150,000 shares of its common stock to another Company employee in recognition of his contributions to the Company. Such shares of the warrant are to vest 50,000 shares on March 13, 2012, and 50,000 shares on the first and second anniversary dates of issue, at an exercise price of $.30 per share that are exercisable for a period of five years from the date of grant.

On March 18, 2012, the Company entered into a consulting agreement with Amrit Chase, to provide financial services to support the document and financial preparation for the Company’s 2011 10K filing. The term of the agreement is for three months, and the consultant will receive two monthly payments of $5,000 as well as be issued 150,000 shares of common stock.

On April 3, 2012, the company was notified of a Warrant In Debt had been filed in the General District Court of Fairfax County, Virginia, by PCT Law Group, PLLC, to appear in General District Court of Fairfax County, Virginia on April 30, 2012 in the matter to resolve unpaid debt in the amount of $12,156 plus attorney’s fees and court costs. The Company received a Garnishment Summons dated November 14, 2012 from the Court of Fairfax County, Virginia for the unpaid amount plus interest, judgment costs, and attorney fees for a total of $16,883.69. Although the Company disputes the amount outstanding, the Company is in negotiations with PCT Law Group, PLLC for settlement.

On April 13, 2012 the Company filed a Form 8-K with the Securities and Exchange Commission notifying shareholders that on April 6, 2012, as a result of a deadlocked Board of Directors the following employees submitted their letter of resignation as employees of the Company: B.K. Gogia, President, Technology Solutions Group, Raimondo Piluso, COO and Vice President of Business Development, Jerzy Bala, CTO, and Rahul Argade, Senior Director. B.K. Gogia maintained his position as Chairman of the Board of Directors. Subsequently, Jerzy Bala, CTO and Rahul Argade, Senior Director rescinded their resignations based on the strategy and direction presented by the former CEO, Vijay Suri.

Additionally, in the April 13, 2012 Form 8-K filing the Company informed shareholders that on April 12, 2012 Rahul Argade, the holder of an 8% secured convertible debenture, issued pursuant to a Debenture and Warrant Purchase Agreement dated December 23, 2009, notified the Company that it was in default under the terms of the Debenture for failure to repay the principal amount of $100,000 plus interest due, and that he would be exercising his default remedies under the Debenture, including the default interest rate of 22% on the unpaid principal balance effective as of April 7, 2012. The Debenture is secured by all assets of the Company, including its intellectual property.

On July 23, 2012, the Company filed a Form 8-K with the Securities and Exchange Commission notifying shareholders that Mr. Vijay Suri, President and CEO of InferX and a member of its Board of Directors, resigned as President and CEO and from the Board of the Company. Mr. B.K. Gogia, the founder of InferX, remained as Chairman of the Board and has assumed the positions of Acting President and CEO of InferX. Mr. Gogia intends to form a new management team for the Company. Further, Jerzy Bala, CTO tendered his resignation on June 15, 2012, and Rahul Argade, Senior Director also tendered his resignation.

As part of the July 23, 2012 filing of Form 8-K with the Securities and Exchange Commission, the Company notified shareholders that as a result of a dilutive issuance of shares on December 1, 2010 that was not disclosed to the two holders of debentures issued by the Company that it had sold 1,000,000 shares of common stock in December 2010 to an investor for $0.002 per share. This sale triggered rights under the debentures to convert debt into common stock at the same price. The Debentures were convertible into shares of common stock at a conversion price equal to $0.20 per share (the "Initial Conversion Price"). The Debentures also provided that, in the event InferX sold any common stock or other equity securities at an effective price per share that was lower than the Initial Conversion Price (a "Dilutive Issuance"), the Initial Conversion Price for the Debenture holders would be reduced to the lower price per share charged in connection with the Dilutive Issuance.

Without knowledge of the Dilutive Issuance, one of the debenture holders sent notices of conversion on January 19, 2011, May 19, 2011 and December 5, 2011. On each occasion, InferX honored the holder’s conversion request but utilized the Initial Conversion Price of $0.20 instead of the Base Conversion price of $0.002 per share. As a result of InferX's failure to apply the Base Conversion Price listed in the debenture, conversions on January 19, 2011, May 19, 2011 and December 5, 2011, InferX failed to issue 57,737,870 shares of common stock due to the debenture holder. On June 17, 2012, the other debenture holder notified InferX and Vijay Suri that he was converting $20,000 of principal and $21,397 in interest due into InferX common stock. Applying the Base Conversion Price that resulted from the Dilutive Issuance, the Company should have issued the second debenture holder 20,698,615 shares.

As a result of the Dilutive Issuance, the debenture holders were eligible to be issued 78,436,485 shares of common stock. Instead, the debenture holders elected to receive only 23,698,615 of the shares due the debenture holders and to release the Company from any financial damages incurred. The debenture holders have offered to place 57.48% or 44,737,870 of the shares due the debenture holders into escrow for the Company to use to secure the necessary financing, incentivize additional management talent and make acquisitions and forego being issued 10,000,000 shares. A percentage of the escrowed shares, to be mutually agreed to, will be cancelled upon the settlement of outstanding debt and past due salaries, certain intellectual property and patent enhancement of its current software products, and future financings.

Immediately prior to the issuance of the shares of InferX common stock under the Debentures, there are 20,669,453 shares issued and outstanding of which Vijay Suri owned 9,779,768 shares or 48.9% of the issued and outstanding shares of InferX. Following the conversion of the Debentures there will be 44,368,068 shares of InferX common stock issued and outstanding. The debenture holders will own 23,698,615 shares directly, excluding the 44,737,870 escrowed shares discussed above.

As a result of the resignation of Mr. Vijay Suri, President and CEO of InferX and a member of its Board of Directors; Mr. B.K. Gogia, by default became the sole member of the Board of Directors of InferX Corporation. The Board has taken the following actions.

The Board of Directors, on October 10, 2012 resolved to issue a warrant to a consultant to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $0.04 per share for five years; all such shall vest immediately. In light of dilutive issue and to avoid any legal issue since the Certificate was not filed in June 2011 at the time of first investment received under the Series B Preferred Shares term sheet, the Board also resolved to reduce the conversion price to common shares from $0.40 to $0.07 per share and reprice the warrants from $0.75 to $0.20 to the eight purchasers of the 1,156,250 Series B Preferred Shares units.

The Board of Directors also resolved on October 10, 2012 to authorize the voluntary release and conversion of past due salary of four employees in the amount of $1,240,303 into 20,730,390 shares of the Company’s common stock at a conversion price of $0.10. Further the Board of Directors issued to a consultant 1,000,000 shares of common stock at a conversion price of $0.04, for advice and counsel with two separate complex investment financing initiatives the Company was undertaking.

On October 15, 2012, the Company was notified of a Summons to appear in the Superior Court of Washington, DC, on October 13, 2012, in a matter which Fairchild Consultants, LLC, d/b/a Global Services a marketing support consulting services firm is seeking unpaid general consulting services fees in the amount of $9,900. Although the Company disputes the amount outstanding, the Company is in negotiations with Fairchild Consultants, LLC for resolution and settlement.

On October 25, 2012, the Board of Directors, recognizing that an error had been made concerning the filing of the Company’s application for Certificate of Designation pursuant to Section 151 of the General Corporation Law of the State of Delaware, made immediate notification and filing of appropriate documents with Secretary of State, State of Delaware for the designation of the series of Preferred Stock: “Series B Redeemable Convertible Preferred Stock”. The number of authorized shares of Series B Convertible Preferred Stock shall be 1,500,000. Interest at the rate of 10% per annum shall be payable annually in cash or in kind based upon the 30 day bid price moving average, at the Company’s discretion.

The Board of Directors, on November 13, 2012, resolved to reach an agreement with Fourth Street Fund forbear from sending a default notice to the Company and extending the maturity date of the Debenture to July 24, 2013. Further it was agree to correct the amount due under the Debenture, conversion of certain interest due under the Debenture, to issue additional shares of the Company’s common stock under the Class A, B, and C warrant conversions as a result of a dilutive issuance by the Company in December 2009 that reduced the share price to $0.002 per share. Additionally, The Company agreed to allow Fourth Street Capital to gift certain principal amounts of the debenture to a number of persons, and to limit the amount of further reductions for $50,000 of unpaid principal under the Debenture to $0.20 per share in the event that the Company meets a new investment financing deadline of December 31, 2012.

In an effort to obtain required equity or debt financing for technology development, market penetration and revenue growth, the Board of Directors have sought additional financing, therefore on October 2, 2012, the Board of Directors approved Stock Purchase Agreement, in which the Company has authorized the sale of an aggregate 16,666,667 shares of the Company’s common stock for an aggregate maximum purchase price of $500,000, based upon a per share price of $0.03, or a pre-money valuation of approximately $3,000,000. Further, the Company established an aggregate minimum purchase of $200,000, representing 6,666,666 shares of the Company’s common stock. The shares sold would be issued to the Investor as a unit of Common Stock and a warrant exercisable for five years to purchase 50% of the number of shares of common stock purchased by each investor, at an exercise price of $0.05 per share.

Within the framework of the Stock Purchase Agreement the Company received on December 4, 2012 from one investor $6,000, representing the sale of 200,000 shares of the Company’s common stock and issued a warrant exercisable for five years to purchase 100,000 shares of common stock at an exercise price of $0.05 per share.

To meet critical short-term financial requirements the Company entered into a 5% Convertible Promissory Note, with an investor in the amount of $6,500. Under the terms of the Note, the entire principal amount, together with all accrued interest is due on January 2, 2013.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age, position and term of directorship, as applicable, of each of our directors and executive officers. Directors are elected annually. Officers are selected by the Board of Directors and serve at the pleasure of the Board.

Name and Position	Age	Since

B.K. Gogia Chairman of the Board of Directors and Managing Director, Technology Solutions Group	60	2006

Vijay Suri President and Chief Executive Officer and a Director	51	2009

Dr. Jerzy W. Bala Chief Technical Officer and a Director	52	2006

Raimondo Piluso Chief Operating Officer and VP of Business Development	57	2009

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

Audit, Nominating and Compensation Committees

Our Board of Directors does not have standing Audit, Nominating or Compensation committees, therefore our Board of Directors performs those functions that would otherwise be delegated to such committees. We have not obtained directors and officers insurance required by the quality of independent directors who we seek to have join our Board of Directors. We are in the process of pricing directors and officers insurance. Accordingly, we anticipate that our Board of Directors will be able to attract qualified independent directors to serve on the Board and ultimately form standing Audit, Nominating and Compensation committees.

Item 11.      Executive Compensation

Compensation paid to Vijay Suri, as President and Chief Executive Officer, during the fiscal year ended December 31, 2011, and each other executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2011 are set forth in the Summary Compensation Table below.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Nonequity Incentive Plan Compensation $	Nonqualified Deferred Compensation $	All Other Compensation $		Total $
Vijay Suri President and Chief Executive Officer (1a)	2011	$240,200	–	–	–	–		$240,200	(3)

B.K. Gogia Chairman of the Board (1b)	2011	$207,200	–	–	–	–		$207,200	(4,7)

Jerzy W. Bala Chief Technical Officer, VP (1c)	2011	$160,200	–	–	–	–		$160,200	(5,7)

Raimondo Piluso Chief Operating Officer (1d)	2011	$181,000	–	–	–	$1,260	(2)	$182,260	(6,7)

(1)	Consists of an automobile allowance in the amounts of $850(a), $600(b), $350(c), and $500(d) respectively.
(2)	Commissions earned
(3)	Actual total compensation paid for 2011 was $71,571, balance has been accrued and reflected in the financial statements.
(4)	Actual total compensation paid for 2011 was $62,453, balance has been accrued and reflected in the financial statements.
(5)	Actual total compensation paid for 2011 was $90,581, balance has been accrued and reflected in the financial statements.
(6)	Actual total compensation paid for 2011 was $72,691, balance has been accrued and reflected in the financial statements.
(7)	Effective October 10, 2012, four employees released their claim of accrued salary in the amount of $1,240,303 and accepted 20,730,390 shares of the Company’s common stock in exchange.

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

Mr. Raimondo Piluso executed an employment agreement dated December 15, 2009 with InferX. Under his employment agreement Mr. Piluso will receive an annual salary of $175,000 per annum, payable semi-monthly. Mr. Piluso will be eligible for a bonus to be paid in cash, stock or both on terms that shall be mutually acceptable to the Board and Mr. Piluso. Upon execution of Mr. Piluso’s Executive Agreement he received an option to acquire 500,000 shares of the Company’s common stock under the Company’s 2006 Stock Incentive Plan, of which 200,000 shares shall vest upon execution of this Agreement and 150,000 shares shall vest upon the first and second anniversaries of the date of his Employment Agreement; as of December 31, 2011, 500,000 options have vested. Mr. Piluso’s employment agreement has a term of three years and is terminable by the Company during the term with or without cause. The employment agreement is terminable by Mr. Piluso for “good reason”, including a material breach of the employment agreement not cured within 15 days. Upon termination for “good reason” by Mr. Piluso or by the Company without cause, Mr. Piluso will receive over a six month period a severance equal to the greater of 12 months or the remaining term of his employment agreement.

We have a 401(k) plan for which we provide matching funds. In October 2007, we adopted a qualified stock option plan that will include up to 5,000,000 shares of our common stock. No other retirement, pension, or profit sharing plans exist.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options ($)	Number of Securities Underlying Unexercised Options ($)	Equity Incentive Plan Awards: Securities Underlying Unexercised Unearned Options ($)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested ($)	Market value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other That Have Not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned 191,667 or Other Rights That Have Not Vested
	Exercisable	Unexercisable
B.K. Gogia	1,750,000	–	–	$0.45	10/28/2014	–	–	–	–

Jerzy W. Bala	1,000,000	–		$0.45	11/1/2014	–	–	–	–
	500,000			$0.06	11/30/2015

Raimondo Piluso	500,000			$0.15	12/15/2014	–	–	–	–
	250,000			$0.06	11/30/2015

The table entitled “DIRECTOR COMPENSATION” and the discussion related to that table has been omitted because no compensation required to be reported in that table was awarded to, earned by or paid to any of the directors in any of the covered fiscal years.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 14, 2012, certain information concerning the beneficial ownership of common stock by (i) each person known by the company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The calculation of the percentage owned is based on 65,793,713 common shares outstanding (plus, with respect only to each holder of securities that are exercisable for or convertible into common stock within 60 days, shares underlying such securities). The address of each of the directors and executive officers listed below is c/o InferX Corporation, 46950 Jennings Farm Drive, Suite 290, Sterling, Virginia 20164-8679 unless otherwise indicated.

			Percentage of
	Amount and Nature of		Outstanding
Name and Address	Beneficial Ownership		Shares Owned
B.K. Gogia	13,910,457	(1)	21.14%

All directors and executive officers as a group (1 person)	13,910,457		21.14%

Rahul Argade 5891 Tulloch Spring Court Haymarket, VA 20169	11,748,445		17.86%
Vijay Suri 1001 Parker Street Falls Church, VA 22046	9,779,768	(2)	14.86%
Cede & Co PO Box 222 Bowling Green Station New York, NY 10274	4,729,283	(3)	7.19%
Jerzy W. Bala 20562 Meadow Island Place Potomac Falls, VA 20165	4,550,250	(4)	6.92%
Raimondo Piluso 5276 Winter View Drive Alexandria, VA 22312	3,430,560		5.21%

Total Amount of all Directors, Executives and Beneficial Owners as a Group. (6 persons / organizations)	48,148,763		73.18%

  (1) Includes 17,734 shares controlled directly by Mr. Gogia as custodian for minors.

(2) Includes 50,000 shares owned directly by Mr. Suri’s spouse.

(3) Cede & Company operates as a depository company and holds the shares as nominee on behalf of brokerage firms, mutual funds, and other active traders. Cede & Co. may beneficially have client holdings that represent 5% or greater of outstanding shares or significant holdings which would have a direct impact on any shareholder involvement in the Company. Cede & Co. is based in New York, New York.

(4) Includes 3,653 shares owned jointly by Dr. Bala and his wife.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Board of Directors has determined that none of its directors is an “independent director.”

Item 14.	Principal Accounting Fees and Services.

Audit Fees

We first engaged KBL, LLP to be our independent registered public accounting firm in May 2006. The aggregate fees billed to us for each of the years ended December 31, 2011 and 2010, for professional accounting services, including KBL’s audit of our annual consolidated financial statements, are set forth in the table below.

	2011	2010
Audit Fees	38,000	38,000
Audit Related Fees	0	0
Total Fees	38,000	38,000

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

Tax Fees

We first engaged Chawla & Chawla P.C. to be our independent registered public accounting firm in May 2009. The aggregate fees billed to us for each of the years ended December 31, 2011 and 2010, for professional accounting and tax services, are set forth in the table below.

	2011	2010
Tax Fees	2,750	0

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

Our consolidated financial statements for the fiscal years ended December 31, 2011 and 2010 are filed with this report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

InferX Corporation

Sterling, VA

We have audited the accompanying consolidated balance sheets of InferX Corporation (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InferX Corporation as of December 31, 2011 and 2010, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2011 and 2010 in conformity with U.S. generally accepted accounting principles.

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

/s/ KBL, LLP

New York, NY

December 18, 2012

INFERX CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
CURRENT ASSETS
Cash	$152,874	$32,828
Accounts receivable	231,822	534,720
Prepaid expenses	2,639	-
Total current assets	387,335	567,548

Fixed assets, net of depreciation	7,884	22,606

Other Assets
Other assets	6,000	6,000
Computer software development costs, net of amortization	129,674	-
Total other asset	135,674	6,000

TOTAL ASSETS	$530,893	$596,154

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,093,299	$2,528,497
Term Loan	341,587	341,587
Related party payable	725,000	725,000
Current portion of notes payable, related party	50,600	50,600
Convertible debenture, net of debt discount of $0 and $98,130	199,500	260,000
Derivative liability	40,042,463	414,000
Liability for stock to be issued - common stock	18,620	44,750
Current portion of notes payable	65,687	93,250
Total current liabilities	44,536,756	4,457,684

Long-term Liabilities
Notes payable, net of current portion	347,052	341,357

TOTAL LIABILITIES	44,883,808	4,799,041

MEZZANINE (TEMPORARY) EQUITY
Convertible redeemable preferred stock, series B, par value $.0001 per share; 1,500,000 shares authorized; 906,250 and 0 shares issued, respectively	362,500	-
Discount on preferred stock, series B	(131,192)	-
Total Mezzanine (Temporary) Equity	231,308	-

TOTAL MEZZANINE (TEMPORARY) EQUITY	231,308	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, 400,000,000 shares authorized and 19,998,203 and 17,292,996 shares issued and outstanding, respectively	1,999	1,729
Additional paid-in capital	1,658,198	534,188
Retained earnings (defict)	(46,244,420)	(4,738,804)
Total stockholders' equity (deficit)	(44,584,223)	(4,202,887)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$530,893	$596,154

The accompanying notes are an integral part of these consolidated financial statements.

INFERX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Grouping Sheet	2011	2010

REVENUE		$3,395,002	$4,712,299

COST OF REVENUES
Direct labor and other finges		457,085	1,124,688
Subcontractor		1,852,341	2,898,094
Other direct costs		42,983	101,926
Amortization of computer software development costs		-	64,888
Total costs of revenues		2,352,409	4,189,596

GROSS PROFIT		1,042,593	522,703

OPERATING EXPENSES
Indirect and overhead labor and fringes	A	1,594,476	1,189,190
Professional fees		325,410	167,351
Business development costs		11,456	15,690
Rent	B	86,722	88,665
Advertising and promotion		23,085	32,205
General and administrative	C	82,253	204,450
Stock based compensation		495,023	232,682
Depreciation		18,661	27,116
Total operating expenses		2,637,086	1,957,349

NET LOSS FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES		(1,594,493)	(1,434,646)

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt		(165,395)	(149,231)
Amortization of debt discount		(40,771)	(170,125)
Fair value adjustment on derivative liability		(39,628,463)	(121,953)
Interest expense, net of interest income	D	(76,494)	(74,999)

Total other income (expense)		(39,911,123)	(516,308)

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES		(41,505,616)	(1,950,954)

Provision for income taxes		-	-

NET (LOSS) APPLICABLE TO SHARES		$(41,505,616)	$(1,950,954)

NET (LOSS) PER BASIC AND DILUTED SHARES		$(2.24)	$(0.18)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		18,543,519	10,930,187

The accompanying notes are an integral part of these consolidated financial statements.

INFERX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(41,505,616)	$(1,950,954)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:

Stock issued for services and liability for stock to be issued - common stock	107,310	11,500
Services rendered for promissory note	-	40,000
Stock based compensation	222,318	232,682
Loss on extinguishment of debt	165,395	149,231
Fair value adjustment for derivative liability	39,628,463	121,953
Amortization of debt discount	40,770	170,125
Amortization of computer software development costs	-	64,888
Depreciation	18,660	27,116
Change in assets and liabilities
Decrease in accounts receivable	302,898	381,921
Decrease in prepaid expenses	2,358	-
Increase in accounts payable and accrued expenses	842,470	563,606
Total adjustments	41,330,642	1,763,022
Net cash (used in) operating activities	(174,974)	(187,932)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,938)	-
Increase in computer software development costs	(129,674)	-
Net cash (used in) financing activities	(133,612)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received for shares of common stock	68,000	2,000
Proceeds received from note payable - related parties	-	50,600
Proceeds received from note payable, net	(1,868)	24,671
Proceeds received from convertible debenture	-	110,000
Proceeds received from convertible preferred	362,500	(16,500)
Net cash provided by investing activities	428,632	170,771

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	120,046	(17,161)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	32,828	49,989

CASH AND CASH EQUIVALENTS - END OF PERIOD	$152,874	$32,828

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the year for interest	$30,879	$20,743
Cash paid during the period for income taxes	$12,063	$-

SUPPLEMENTAL INFORMATION OF NONCASH ACTIVITY
Conversion of accounts payable and accrued expenses for common stock and additional paid in capital	$21,082	$110,126
Prepayment of interest as common stock and additional paid in capital	$4,997	$-
Conversion of notes, debentures and associated accrued interest into shares of common stock and additional paid in capital	$98,581	$-
Issuance of warrants in connection with the convertible preferred issuances	$171,962	$-
Add'l stock issued for extension of debt (less loss on extinguishment of debt)	$40,605	$-
Conversion of warrants to common stock	$107,126	$-

The accompanying notes are an integral part of these consolidated financial statements.

INFERX CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

					Additional	Retained
	Preferred Stock		Common Stock		Paid-In	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance - December 31, 2009	-	$-	3,920,645	$392	$-	$(2,787,850)	$(2,787,458)

Issuance of common stock in conversion of liability for stock to be issued	-	-	9,394,768	939	60,970	-	61,909

Issuance of common stock for services	-	-	437,500	44	83,031	-	83,075

Issuance of common stock for accounts payable	-	-	90,083	9	18,008	-	18,017

Issuance of preferred shares to officers	2,000,000	200	-	-	-	-	200

Cancellation of preferred shares for common shares	(2,000,000)	(200)	2,000,000	200	-	-	-

Issuance of common stock for cash	-	-	1,000,000	100	1,900	-	2,000

Issuance of common stock for extension of debt	-	-	450,000	45	80,445	-	80,490

Fair value warrants and options vested in 2010	-	-	-	-	289,834	-	289,834

Net loss for the year	-	-	-	-	-	(1,950,954)	(1,950,954)

Balance - December 31, 2010	-	-	17,292,996	1,729	534,188	(4,738,804)	(4,202,887)

Issuance of common stock in conversion of liability for stock to be issued	-	-	245,000	25	44,725	-	44,750

Issuance of common stock for cash	-	-	302,220	30	67,970	-	68,000

Issuance of common stock for accounts payable	-	-	81,092	8	21,074	-	21,082

Issuance of common stock for services	-	-	308,000	31	62,529	-	62,560

Issuance of common stock for extension of debt	-	-	510,000	51	205,949	-	206,000

Issuance of common stock for conversion of notes, debentures & accrued interest	-	-	983,002	98	98,483	-	98,581

Issuance of common stock for conversion of warrants	-	-	250,893	25	8,973	-	8,998

Issuance of common stock to employees	-	-	25,000	2	7,498	-	7,500

Fair value warrants and options vested in 2011	-	-	-	-	606,809	-	606,809

Net loss for the year	-	-	-	-	-	(41,505,616)	(41,505,616)

Balance - December 31, 2011	-	$-	19,998,203	$1,999	$1,658,198	$(46,244,420)	$(44,584,223)

The accompanying notes are an integral part of these consolidated financial statements.

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

InferX was formed to develop and commercially market computer applications software systems that were initially developed by Datamat with grants from the Missile Defense Agency. Datamat was formed as a professional services research and development firm, specializing in services for the Department of Defense. The Company provided services and software to the United States government and to commercial entities as well.

On March 16, 2009, the Company entered into an agreement and plan of reorganization (the “Merger Agreement”) with the Irus Group, Inc. (“Irus”) under which it effected a reverse triangular merger between Irus and the Company’s wholly-owned subsidiary, Irus Acquisition Corporation (formed for the of completing this transaction). The Merger Agreement was then amended on June 15, 2009 (the “First Amended and Restated Agreement”) to reflect the change in the amount of the shares issued to Irus in the transaction.

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

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION(CONTINUED)

On October 27, 2009, the Company and Irus Group completed the Merger. As consideration for the Merger, the Company issued 9,089,768 shares of common stock and 1,000,000 shares of preferred stock to Vijay Suri, the sole stockholder of Irus Group. As part of their employment agreements signed on 27 October 2009, both Vijay Suri and B.K. Gogia, each were issued 1,000,000 shares of preferred stock. On June 2, 2010, the Board rescinded the 1,000,000 shares of preferred stock and issued Vijay Suri and B.K. Gogia 1,000,000 shares of common stock in recognition of their personal guarantee of certain corporate debt of the Company, which were issued as of September 30, 2010.

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

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB)”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”).

The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred a loss of $41,505,616 and $1,950,954 for the years ended December 31, 2011 and 2010, and has a working capital deficiency of $(44,149,421) as of December 31, 2011. The principal reasons for the recurring losses and working capital deficiency relates to the Company’s to a loss incurred through the fair value adjustment on derivative liability of $39,628,463, as well as continued focus on improving cost of operations and delivery, and refining its products, while searching for profitable commercial and government contracts; and the continued availability of capital to the firm. The Company expects the negative cash flow from operations to continue its trend through the next twelve months. Cash liquidity and available investment funds have had a direct impact upon the Company’s ability to expand their pipeline of contracts. Burdened with liabilities that exceed $44.5 million, the Company has been restricted in attracting potential new investors which will provide necessary funds for operations. These factors raise significant doubt about the ability of the Company to continue as a going concern.

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Management’s plans to address these conditions include continued efforts to expand the firm’s current business backlog, by taking focused steps towards an aggressive expansion of our customer base, existing client contract pipeline and selective engagement for the obtainment of new government and commercial contracts. The Company’s leadership team plans to fund these sustainment initiatives by raising additional capital through the sale of the Company’s stock. Additionally, the executive management team continues to refine and implement their aggressive cost and expense savings spending plan to identify and eliminate costs which directly impact profitability.

The Company’s long-term success is dependent upon the continued obtainment of sufficient capital to fund its operations; expand development of its products; and the launching of its high margin products into the worldwide market. These factors will contribute to the Company obtaining sufficient sales volume to be profitable. To achieve these objectives, the Company may be required to raise additional capital through public or private financings or other arrangements.

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

Principles of Consolidation

The consolidated financial statements include those of the Company and its subsidiary.

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

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management has determined that as of December 31, 2011, no allowance for doubtful accounts is required.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years). Costs of maintenance and repairs are charged to expense as incurred.

Computer Software Development Costs

During 2011, the Company capitalized certain software development costs. The Company capitalizes the cost of software in accordance with ASC 985-20 once technological feasibility has been demonstrated, as the Company has in the past sold, leased or otherwise marketed their software, and plans on doing so in the future. The Company capitalizes costs incurred to develop and market their privacy preserving software during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants. Amortization of such costs is based on the greater of (i) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (ii) the straight-line method over the remaining economic life of the software, typically five years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events. The Company has not developed any software for internal use.

During the year ended December 31, 2011 the Company’s CTO completed a major new product release known as D2A version 2.0. This new product significantly changes the core framework of the D2A platform; and includes multiple new functionalities which were not in the previous product. These functionalities include a front end GUI (graphical user interface); a PA based core; and new back end processes; a major architectural change facilitating SOAP; the addition of a set of universal APIs; the addition of UNIX/Linux operating support; new single multi-OS source code base; and a new set of documents and help files. Ease of adapting the front and back end processes in the new release facilitates rapid and cost effective D2A deployments in diverse data and application environments, and as such significantly extends the potential customer base for InferX. At the same time the CTO is also developing industry specific interfaces to make the core product more end user friendly and more marketable for general applications. The new D2A version 2.0 release became available for sale and deployment on January 2, 2012.

For the years ended December 31, 2011 and 2010, the Company recognized $0 and $64,888 of amortization expense on its capitalized software costs, respectively.

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Concentrations

For the years ended December 31, 2011 and 2010, the Company has derived 88% and 95% of its revenue from three customers.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. To date, accounts receivable have been derived from contracts with agencies of the federal government. Accounts receivable are generally due within 30 days and no collateral is required.

Segment Reporting

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company only operates in one reporting segment as of December 31, 2011 and for the years ended December 31, 2011 and 2010.

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

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach. The Company evaluates their tax positions on an annual and quarterly basis, and has determined that as of December 31, 2011 no additional accrual for income taxes is necessary.

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

(Loss) Per Share of Common Stock

The following is a reconciliation of the computation for basic and diluted EPS:

	Years Ended
	December 31,	December 31,
	2011	2010

Net (loss)	$(41,505,616)	$(1,950,954)

Weighted-average common shares outstanding :
Basic	18,543,519	10,930,187
Convertible notes / debentures	100,250,000	2,300,000
Convertible Preferred	906,250	-
Warrants	6,975,250	6,604,000
Options	5,939,500	5,134,500
Diluted	132,614,519	24,968,687

Basic net (loss) per share	$(2.41)	$(0.18)

Diluted net (loss) per share	$(2.41)	$(0.18)

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development

Research and development expenses include payroll, employee benefits, equity compensation, and other headcount-related costs associated with product development. The Company has determined that technological feasibility for the software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred. In addition, research and development costs have been included in the consolidated statements of operations for the years ended December 31, 2011 and 2010, respectively.

Recent Issued Accounting Standards

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. FASB ASU 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s results of operations, cash flows or financial position.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 3-	FIXED ASSETS

Fixed assets consist of the following as of December 31, 2011 and 2010, respectively:

	Estimated Useful	December 31,	December 31
	Lives (Years)	2011	2010

Computer equipment	5	$303,853	$299,915
Office machinery and equipment	5	15,099	15,099
Furniture and fixtures	5	86,934	86,934
Computer software	3	14,895	14,895
Automobile	5	50,914	50,914
		471,696	468,296
Less: Accumulated depreciation		(463,812)	(445,690)

Total, net		$7,884	$22,606

Depreciation expense was $18,661 and $27,116 for the year ended December 31, 2011 and 2010, respectively.

NOTE 4-	COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs consist of the following as of December 31, 2011 and 2010, respectively:

	Estimated Useful	December 31,	December 31,
	Lives (Years)	2011	2010

Computer software development costs	5	$1,116,398	$986,724

Less: Accumulated amortization		(986,724)	(986,724)

Total, net		$129,674	$-

Amortization expense was $0 and $64,888 for the years ended December 31, 2011 and 2010, respectively.

NOTE 5-	NOTES PAYABLE

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

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 5-	NOTES PAYABLE (CONTINUED)

The Company must comply with the default provisions contained in the Note. The Company is in default under the Note if it does not make a payment under the Note, or if it: a) fails to comply with any provision of the Note, the Loan Authorization and Agreement, or other Loan documents; b) defaults on any other SBA loan; c) sells or otherwise transfers, or does not preserve or account to SBA’s satisfaction for, any of the collateral (as defined therein) or its proceeds; d) does not disclose, or anyone acting on their behalf does not disclose, any material fact to the SBA; e) makes, or anyone acting on their behalf makes, a materially false or misleading representation to the SBA; f) defaults on any loan or agreement with another creditor, if the SBA believes the default may materially affect the Company’s ability to pay this Note; g) fails to pay any taxes when due; h) becomes the subject of a proceeding under any bankruptcy or insolvency law; i) has a receiver or liquidator appointed for any part of their business or property; j) makes an assignment for the benefit of creditors; k) has any adverse change in financial condition or business operation that the SBA believes may materially affect the Company’s ability to pay this Note; l) dies; m) reorganizes, merges, consolidates, or otherwise changes ownership or business structure without the SBA’s prior written consent; or n) becomes the subject of a civil or criminal action that the SBA believes may materially affect the Company’s ability to pay this Note. The Company is not in default and current on its obligation. The Company has accrued interest at a rate of $38.90 per day. As of December 31, 2011, the Company has an outstanding principal balance of $347,739. Interest expense on the SBA loan for the years ended December 31, 2011 and 2010 respectively was $13,910 and $14,156, respectively.

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

In August 2010, upon failure of the Company to pay either of the agreed upon payments, the Company and Tangiers Investors, LP entered into a Forbearance Agreement, which gave the company the option to either repay the entire $40,000 plus interest by October 15, 2010 and issue 50,000 common shares, repay $15,000 plus interest by October 15, 2010 and issue 50,000 common shares with the remaining $25,000 plus interest due by December 31, 2010 or repay the entire $40,000 plus interest by December 31, 2010 and issue 100,000 common shares. As a result of the Company’s failure to comply with the terms of the original forbearance agreement, they entered into a second forbearance agreement, which further extended the time for the Company to pay the $40,000 note. The Company again failed to repay the note by the extended date, and was forced to issue additional shares in December 2010, in accordance with the agreements. Additionally, the Company accrued shares for an additional penalty. Tangiers issued a default notice to the Company on January 20, 2011. As a result of the additional shares the Company was forced to issue to Tangiers due to the non-compliance of the forbearance agreements, the modifications made to the debt instrument, constituted a material modification and as a result, the original debt instrument was extinguished and the new debt instrument was recorded, with the resulting value of the penalty shares reflected as a loss on extinguishment. The Company successfully negotiated a one month extension, and the Board of Directors, on February 26, 2011, authorized the payment of $41,836 to Tangiers Investors LP as payment in full for all interest and principal due under the Note and issue 25,000 shares of the Company’s common stock as payment for Tangiers Investors LP’s forbearance.

Interest expense for the year ended December 31, 2011 was $148.

Other

The Company has entered into three additional notes payable, one for $30,000 that is convertible into shares of common stock at $0.06 per share (500,000 shares) at 8% interest, another note is for $15,000 at 5% interest; and the third is a six month note for $20,000 at 8% interest and the note holder was issued 20,000 shares of common stock at $0.29. The three notes mature during 2012. Total interest expense for the year ended December 31, 2011 on these notes is $3,189 and accrued for at December 31, 2011 is $2,811.

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 5-	NOTES PAYABLE (CONTINUED)

The note in the amount of $15,000, entered into by the Company with an investor on November 15, 2008, is currently in default. The Company was unable to repay the note due to cash flow and liquidity issues. Efforts to obtain a forbearance agreement have not been successful. In November 2011, the Company was notified by the investor that he was seeking legal resolution and payment for the principal and accrued interest.

The following represent the maturities of the notes payable for the next five years – 2012 - $65,687; 2013- $8,694; 2014 - $9,048; 2015 - $9,417; 2016 - $9,764; and thereafter - $310,129.

NOTE 6-	NOTE PAYABLE – RELATED PARTY

In April 2010, the Company entered into two separate promissory notes with the Company’s President who loaned the Company a total of $26,000 on April 16, 2010 and $24,600 on April 30, 2010. Payments of $1,000 per month were to commence July 1, 2010 for five months and the balance due on December 1, 2010. Initially interest was to be calculated at 1.5% per month; escalating to 2.5% per month should the monthly $1,000 payments not be made timely. The Company has not made the required $1,000 payments, thus the interest, effective July 1, 2010 on these notes has been accrued at 2.5% per month in accordance with the note agreements. These notes originally due on December 1, 2010 have been extended through September 30, 2012. Interest expense and accrued interest as of December 31, 2011 for these notes was $2,530 and $3,406, respectively.

NOTE 7-	Term Loan

The Company established a line of credit with a bank on July 11, 2006. Due to cash flow issues, the Company stopped making payments against principal and was making interest only and through an agreement with the bank reclassified the Line of Credit into a term loan. The Company has an outstanding balance of $341,587 as of December 31, 2011,

The loan accrues interest at annual interest rates of prime plus ¼ %. Interest expense for the years ended December 31, 2011 and 2010 respectively was $11,256 and $ 11,403. The original line of credit and the subsequent term loan is secured by the Company’s accounts receivables and personally guaranteed by the Company’s President & CEO.

The Company was notified on March 9, 2012, by Citibank, N.A. that their Line-of-Credit loan to the Company was sold on February 29, 2012, to Entrepreneur Growth Capital, LLC, 505 Park Avenue, New York, NY 10022.

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

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 8-	CONVERTIBLE DEBENTURES (CONTINUED)

December 23, 2009 and entered into two additional debentures for $100,000 and $10,000 for a total of $110,000 in April 2010 with two private investors.

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

The Company recognized the discount as a derivative liability, and in accordance with the ASC, values the derivative liability each reporting period to market. The Company has recognized a loss of $39,628,463 and $121,953 in the years ended December 31, 2011 and 2010 due to the beneficial conversion of the various instruments. The convertible debentures were to mature from June 2010 to October 2010. The Company entered into an Amendment to Debenture and Warrants which extended the due date of the original $150,000 debenture from June 2010 to August 31, 2010, and then amended the exercise price of the Class B warrants from $0.50 to $0.20 on July 9, 2010.

There were a total of three entities that invested money in the Company and received convertible debentures.

The original debenture holder investment was in the amount of $150,000, which subsequently was forced to be amended a total of four times from its original expiration date due to the company’s inability to repay the entire principal. The first amendment extended the debenture to August 31, 2010 and in exchange the company gave to the holder 200,000 shares of common stock and reduced the Series B warrant exercise price from $.50 cents to $.20 cents/share. The second amendment extended the debenture to October 31, 2010 and in return the Company gave to the holder a total of 150,000 shares of common stock and 150,000 series C warrants that had an exercise price of $.40 cents/share. The Company entered into a Third Amendment on November 1, 2010, that further extended the repayment date of the $150,000 Convertible Debenture to April 30, 2011 and issued 150,000 shares of common stock as a penalty. The Company failed to comply with the new maturity date of April 30, 2011 and as a result agreed to issue 300,000 shares of common stock and reduce the Class C warrants exercise price from $0.40 to $0.20; further the Debenture holder agreed that the penalty payment would include all accrued and unpaid interest through the new due date of April 30, 2012. The fourth and latest amendment extends the debenture until April 30, 2012 and in return the Company has given to the holder 300,000 shares of common stock and lowered the exercise price of the Class A and C warrants to $.20/share as well has provided to the holder a provision that allowed for cashless exercise of those warrants. The payment of the 300,000 shares also includes all interest that will be expensed from May 19, 2011 until April 30, 2012. The anticipated amount of interest that will be expense to the holder until April 30, 2012 is shown on the balance sheet as ‘Prepaid expenses’. As of today this particular note holder who originally invested $150,000 has received a total of 800,000 shares of common stock (excluding all accrued interest paid in common stock) and 150,000 warrants as payments for extending the debenture agreement from its original expiration date until April 30, 2012. The debenture holder has currently converted all A, B, & C warrants and $100,000 in principal leaving a total of $50,000 that the Company still owes to the holder. As of December 31, 2011, the Company has accrued an additional 450,000 shares of common stock as a penalty.

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

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 8-	CONVERTIBLE DEBENTURES (CONTINUED)

The third and final debenture holder invested $100,000 and received 150,000 Series A warrants and 40,000 Series B warrants. The entire debenture agreement originally expired on October 31, 2010, but due to the Company’s inability to repay the entire principal by that date, the Company had to amend the expiration of the agreement a total of two times. The first amendment extended the debenture to April 1, 2011 and in return the Company paid to the holder 100,000 shares of common stock and 100,000 Class C warrants that have an exercise price of $.40 cents/share. The Company has entered into its second amendment, which is reflected in the financial statements, which extends the debenture to April 2, 2012 and in return the Company paid to the holder 100,000 shares of common stock. As of this filing date the holder has not converted any principal or warrants and has not been paid any interest. This debenture holder notified the Company on April 2, 2012, that he would not extend his note and thus made notice to the company for the full payment of principal and accrued and unpaid interest. The Company was unable to repay the principal. On April 13, 2012 the Company filed an 8K to announce that Rahul Argade, the debenture holder, notified InferX that it was in default under the terms of the Debenture for failure to repay the principal amount of $100,000 plus interest due.

Street Capital LLC, notified the Company on April 30, 2011 that it have assigned all rights of the Debenture to Fourth Street Fund LP. Subsequently, on May 19, 2011 Fourth Street Fund LP exercised its right under the terms of the Debenture to convert $30,000 of principal for 150,000 shares of common stock and receive payment for accrued and unpaid interest in the amount of $3,466 in exchange for 17,333 shares of common stock. Fourth Street Fund LP, notified the Company on December 5, 2011 that it was exercising its right under the terms of the Debenture to convert $50,000 of principal for 250,000 shares of common stock. Street Capital LLC, one of the original Debenture Holders, notified the Company on January 1, 2012 that it was exercising its right under the terms of the Debenture to convert $20,000 of principal for 100,000 shares of common stock and receive payment for accrued and unpaid interest in the amount of $12,855 in exchange for 64,274 shares of common stock. The remaining principal associated with Debenture Holder Fourth Street Fund LP is $50,000, and interest is prepaid through the maturity date of April 30, 2012.

As a result of a dilutive issuance of shares on December 1, 2010 that was not disclosed to the holders of debentures issued by the Company, the sale of 1,000,000 shares of common stock in December 2010 to an investor for $0.002 per share triggered rights under the debentures to convert debt into common stock at the same price. The Debentures were convertible into shares of common stock at a conversion price equal to $0.20 per share (the "Initial Conversion Price"). The Debentures also provided that, in the event the Company sold any common stock or other equity securities at an effective price per share that was lower than the Initial Conversion Price (a "Dilutive Issuance"), the Initial Conversion Price for the Debenture holders would be reduced to the lower price per share charged in connection with the Dilutive Issuance.

Without knowledge of the Dilutive Issuance, one of the debenture holders (Street Capital) sent notices of conversion on January 19, 2011, May 19, 2011 and December 5, 2011. On each occasion, the Company honored the holder’s conversion request but utilized the Initial Conversion Price of $0.20 instead of the Base Conversion price of $0.002 per share. As a result of the Company's failure to apply the Base Conversion Price listed in the debenture, conversions on January 19, 2011, May 19, 2011 and December 5, 2011, the Company failed to issue 57,737,870 shares of common stock due to Street Capital. Fourth Street Fund whom was assigned this debenture from Street Capital, waived any claim to any shares of the Company's common stock over the number of shares that were actually delivered, and agrees that the amount of debt due under the debenture was converted as a consequence of those conversions was as stated on the conversion notices. With respect to the December 2011 conversion, the amount actually converted was $500 rather than the original $50,000 as stipulated on the conversion notice as a result of the conversion price being adjusted from $0.20 to $0.002 per share. The balance due as of December 31, 2011 to Fourth Street Fund is $99,500.

Additionally, with the change in conversion price to $0.002, and the fact that at December 31, 2011, the Company has a closing stock price of $0.40, this resulted in a significant beneficial conversion feature in these instruments that has been recorded as a derivative liability by the Company in the amount of $38,703,000 of the total $39,628,463 change in the fair value of the derivative liability during 2011. In 2012, as the common stock price has dropped considerably, the majority of this liability has been removed.

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 8-	CONVERTIBLE DEBENTURES (CONTINUED)

The modifications made to all three debt instruments, constituted a material modification and as a result, the original debt instrument was extinguished and the new debt instrument was recorded, with the resulting value of the penalty shares and warrants are reflected as a loss on extinguishment.

As of December 31, 2011, the Company has $199,500 outstanding in convertible debentures with two debenture holders.

Interest expense for the years ended December 31, 2011 and 2010 were $18,407 and $18,203, respectively. As of December 31, 2011, accrued interest on the convertible debentures is $13,631.

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

In addition to the convertible preferred shares, each purchaser of the Series B Preferred Stock was issued an equal number of warrants (“Series B Warrants”) to purchase common stock at a price of $.75 per share that expire two years from the issued date.

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

In the year ended December 31, 2011, the Company issued a total of 906,250 Series B shares at $.40 per share to accredited investors in private placement for a total of $362,500.

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

The Company accounted for the Series B Warrants as embedded derivatives that are required to be bifurcated from the carrying value of the equity instrument (Series B Shares). The relative fair value of all the Series B Warrants at their relative issue dates totaled $171,963 is shown as a discount to the Series B Shares and will be amortized evenly over the 24-month life of the shares. As of December 31, 2011, the remaining discount on the Series B Preferred Stock is $131,192 and is reflected on the consolidated balance sheet, net of the total proceeds of $362,500 at a value of $231,308. In event that the holder converts any portion of their shares prior to the deadline, the appropriate remaining discount will be expensed immediately.

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

On March 6, 2012, the Company received an investment of $100,000, and issued an additional 250,000 units of the Company’s Series B offering consisting of (i) 10% convertible redeemable preferred stock (“Series B Preferred Stock”) of InferX Corporation with a purchase price of $0.40 that are convertible into shares of the Company’s common stock, at $0.40 per share, and (ii) a warrant exercisable for two years for that number of shares into which each warrant converts equal to the number of Series B Preferred Stock purchased, and having an exercise price of $0.75 per warrant share. As of April 19, 2012, and currently, the Company has issued a total of 1,156,250 Series B shares at $0.40 per share to accredited investors in private placement for a total of $462,500. To date none of the Series B Preferred Stock has been converted to shares of common stock, nor any warrants exercised.

On October 10, 2012, the Board of Directors resolved to reduce from $0.40 to $0.07 per share the conversion price of these Series B Preferred Shares and re-reprice the warrants from $0.75 to $0.20 to the eight purchasers of the 1,156,250 Series B Preferred Shares units.

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

From January 1, 2009 through October 27, 2009, the period prior to the reverse merger with Irus Group, the following transactions occurred:

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 10 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

•	The Company effectuated a reverse 1:20 stock split. All shares of common stock have been reflected with the 1:20 reverse split, retroactively in accordance with SAB Topic 14C;

•	1,875,000 shares of common stock were issued in conversion of $393,500 in convertible notes, interest and warrants that were issued with the convertible notes;

•	617,500 shares of common stock were issued for cash in the amount of $135,000;

•	187,500 shares of common stock were issued for services rendered valued at $53,000;

•	232,940 shares of common stock were issued in connection with the exercise of warrants issued in the prior financing that InferX completed in 2007. The Company valued these warrants at $2,236,224, which is what the exercise price would have been had the warrants been exercised for cash. The Company provided the warrant holders a cashless exercise as a result of the Merger; and

•	100,750 shares of common stock were issued in the exercise of stock options for $0, as a result of the Merger, no cash was required.

The transactions resulted in the Company going from 886,955 shares issued and outstanding to 3,920,645 shares.

Additional items impacting equity prior to the reverse merger were:

•	Conversion of accrued interest to additional paid in capital in the amount of $45,913; and

•	Conversion of accrued compensation to related parties to additional paid in capital, as a result of their forgiveness of the accrued compensation in the amount of $524,226.

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

During the year ended December 31, 2011 the Company issued 2,705,207 shares of common stock as follows: 245,000 as a conversion of outstanding liability for stock to be issued in the amount of $44,750; 302,220 in exchange for $68,000 dollars; 81,092 shares were issued for the conversion of two accounts payable balances totaling $21,082; 300,000 shares were issued for legal services and 8,000 were issued to the Company’s Chief Technology Advisor for a total value of $62,560; 510,000 shares were issued to extend the maturity dates of the convertible debentures valued at $206,000; 983,002 shares were issued when the principal of convertible debentures and convertible note payables were converted to shares along with their outstanding interest valued at $98,581; 250,893 shares were issued when 435,000 warrants were converted to common stock valued at $8,998; and 25,000 shares were issued to two employees valued at $7,500. The Company also recognized $606,809 for the fair value of warrants and options vested in 2011.

The Company as of December 31, 2011 had 19,998,203 shares of common stock issued and outstanding.

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 10 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants

The Company prior to the reverse merger with Irus Group converted all of their previous issued and outstanding warrants from the private placement completed in 2007 as well as the warrants issued with the convertible notes.

The Company issued 225,000 Class A warrants and 60,000 Class B warrants in connection with the convertible debenture on December 23, 2009. The Class A warrants have an exercise price of $0.20 per share and the Class B warrants have an exercise price of $0.50 per share. All warrants have a term of five years. The value of the warrants at inception was $98,130 which represented the debt discount. The Class B warrants’ exercise price was amended on July 9, 2010 to a price of $0.20 due to the Company’s failure to convert or repay the instrument by June 23, 2010.

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

The Company issued 900,000 warrants to an investment consultant as part of their overall compensation package to raise funds for the Company. These warrants have an exercise price of $0.20 per share and expire in five years. These warrants vest with 400,000 over one year beginning in July 2010, and the balance of 500,000 warrants vest based upon achievement of performance objectives mutually agreed between the Company and the Consultant. The Company incurred $26,933 in stock-based compensation expense to record the first two scheduled vestings of 100,000 warrants in July 2010 and October 2010. The third scheduled vesting occurred in January 2011 and the $18,997 was recorded as stock based compensation in the twelve months ended December 31, 2011. The contract was terminated on February 25, 2011 and 300,000 warrants are vested and the remaining 600,000 warrants are forfeited.

The Company issued 4,500,000 warrants to B.K. Gogia as part of his overall compensation package. These warrants have an exercise price of $0.20 per share and expire in five years. These warrants vest based upon achievement of performance objectives mutually agreed between the Company and the Employee and the stock price being not less than $0.50 per share. None of these warrants have vested as of December 31, 2011.

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

The Company issued a total of 906,250 warrants as part of the transaction associated with the sale of the Convertible Preferred Series B shares at a price of $.75 per share that expire 2 years from the issued date (see Note 9).

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 10 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

In September 2011 one convertible debenture holder exercised all their A, B, & C warrants via cashless exercise thus decreasing the total warrants outstanding amount by 435,000.

In December 2011, the Company issued a total of 500,000 Warrants with an exercise price of $0.45 and a five year term. The value of these warrants has been expensed and classified as stock based compensation. The value for these warrants is $170,000.

During the year ended December 31, 2011, the Company issued total of 1,406,250 warrants. Of the total warrants issued, 435,000 have been converted / exercised as of December 31, 2011.

The following is a breakdown of the warrants:

	Exercise	Date
Warrants	Price	Issued	Term
150,000	$0.20	1/26/2010	5 years
15,000	$0.20	4/1/2010	5 years
4,000	$0.50	4/1/2010	5 years
300,000	$0.20	4/6/2010	5 years
4,500,000	$0.20	4/6/2010	5 years
300,000	$0.20	4/6/2010	5 years
150,000	$0.20	4/19/2010	5 years
40,000	$0.50	4/19/2010	5 years
110,000	$0.40	12/29/2010	5 years
450,000	$0.75	6/15/2011	2 years
50,000	$0.75	7/5/2011	2 years
25,000	$0.75	7/28/2011	2 years
200,000	$0.75	8/10/2011	2 years
112,500	$0.75	10/28/11	1.63 years
12,500	$0.75	10/28/11	1.95 years
6,250	$0.75	10/28/11	1.88 years
50,000	$0.75	10/28/11	1.84 years
500,000	$0.45	12/15/11	5 years
6,975,250

The warrants have a weighted average price of $0.29.

Options

Since October 2007, the Company’s Board of Directors and Shareholders approved the adoption of an option plan for a total of 5,000,000. The Company prior to the reverse merger with Irus exercised all of the options that were outstanding at the time. Subsequent to the reverse merger, the Company issued stock options in connection with certain employment agreements. The Company granted 5,939,500 options, 5,119,500 are vested, and none of which have been exercised as of December 31, 2011. Of the 5,939,500 that were granted only 820,000 remain unvested, and these vest on a varying schedule with the last date being June 30, 2013.

During the year ended December 31, 2011, the Company granted an additional 805,000 options. Of this amount, 425,000 vested as of December 31, 2011. None of these options have been exercised as of December 31, 2011.

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 10 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

These options have exercise prices that range from $0.06 to $0.50 and were valued based on the black-scholes model with the following criteria:

Strike Price	$0.06 – 0.50
Expected Life of Option	3 - 5 yr.
Annualized Volatility	213.37 -332.88%
Discount Rate	1.25%
Annual Rate of Quarterly Dividends	None

The value attributable to these options that vested for the years ended December 31, 2011 and 2010 is $254,843 and $104,276, respectively and is reflected in the consolidated statements of operations as stock based compensation.

NOTE 11-	COMMITMENTS

Office Lease

The Company leases office space in Sterling, Virginia pursuant to a lease with a related party through common ownership related to the President & CEO, which is currently month to month. The lease provides for an annual rental of approximately $78,000.

Rent expense for the years ended December 31, 2011 and 2010 was $86,722 and $88,665, respectively.

Board of Advisors Agreements

The Company’s board of directors approved the addition of two members to its Board of Advisors. Each of these members will provide assistance to the Company with respect to their healthcare solution and predictive technology to prospective banking, insurance and healthcare customers. As consideration for the placement on the Board of Advisors, the Company has, in addition to quarterly cash payments, granted those Advisors options under their 2007 Stock Incentive Plan that vest over a two-year period of time commencing in May 2010. Per agreement with one of the Board of Advisors members, the Company has not made the quarterly cash payments owing to that Advisor due to cash flow and liquidity issues. The Company has included these fees in their consolidated statements of operations for the years ended December 31, 2011 and 2010.

Consulting Agreements

The Company has entered into consulting agreements with marketing and strategic consulting groups with terms that do not exceed one year. These companies are to be paid fees for the services they perform. The Company has included these fees in their consolidated statements of operations for the years ended December 31, 2011 and 2010.

On January 26, 2010, the Company entered into an agreement with Coady Diemar Partners, LLC, an investment banker in connection with investment banking services. Pursuant to the agreement, Coady Diemar Partners, LLC received a retainer of $30,000 payable in two tranches of $15,000 and receive 150,000 warrants as well as receive an 8% fee on amounts raised. The term of the agreement was one-year. The warrants did not vest until June 2010. Subsequently the consulting agreement has been terminated. As of December 31, 2011 none of the warrants have been exercised.

In June 2010, the Company entered into a consulting agreement with a company to provide financial services and locate potential investment opportunities. The term of the agreement was for one-year, and the consultant would receive monthly payments of $7,500 as well as be issued 300,000 shares of restricted common stock, and 900,000 warrants that vest over the one-year period and upon certain financing criteria being met. As of December 31, 2011, 300,000 of the warrants have vested. The agreement with the consultant was terminated before the one-year anniversary and 600,000 of the 900,000 warrants will never vest. The Company has included these fees in their consolidated statements of operations for the year ended December 31, 2011. The agreement terminated in February 2011, and the remaining 600,000 unvested warrants have been cancelled.

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 11-	COMMITMENTS (CONTINUED)

In December 2010, the Company entered into an agreement with Strategic Universal Advisors, LLC (formerly Strategic Global Advisors, LLC,) a firm that provides investment and public relations consulting firm services. Pursuant to the agreement, Strategic Universal Advisors, LLC received a contract in the amount of $90,000 payable in monthly payments of $7,500 and receive 500,000 options to purchase the Company's common stock that vest on the date of grant. The options were valued at $34,994. The Company has included these fees in their consolidated statements of operations for the year ended December 31, 2011. The term of the agreement is one-year. The agreement expired without renewal on December 12, 2011.

On March 2, 2011, The Board of Directors entered into an agreement with Assured Value Advisors, Inc. a merchant and investment banking services consultant in connection with investment banking services. Pursuant to the agreement, Assured Value Advisors, Inc. would receive 500,000 options to purchase shares of the Company's common stock; of which 300,000 have vested ($122,082 in 2011 stock based compensation), and the remaining 200,000 options will vest in the first quarter of 2012.

On March 28, 2011, The Board of Directors granted two employees 45,000 options to purchase shares of the Company's common stock; all of which vested upon grant. Employees’ grant of options was based on achievement of performance milestones. The vested options were valued at $13,370. The Company has included these fees in their consolidated statements of operations for the year ended December 31, 2011.

On May 2, 2011, The Board discussed and authorized the consulting agreement with a consultant to provide comprehensive technical strategy assessment. The consulting contract was executed for a two-month period and the Board authorized a consulting fee of $8,000 and that the Company should issue the consultant 8,000 shares under the consulting agreement. Subsequently the Agreement was extended for an additional three months and the Company issued the consultant 8,000 additional shares under the agreement.

In July 2011, the Company entered into a business development and marketing agreement with Mountaintop Marketing Group, LLC, a firm that provides specialized marketing, advertising and business development services to private industry wishing to do business with the federal government. Pursuant to the agreement, Mountaintop Marketing Group, LLC, received a contract in the amount of $95,000 payable in 13 installments of initial $5,000 set-up fee and 12 monthly payments of $7,500, and receive 35,000 shares of the Company's common stock that is to be paid 17,500 shares at the conclusion of first six months of the contract and 17,500 shares at conclusion of 1 year of the contract start date. The Company has included these fees in their consolidated statements of operations for the year ended December 31, 2011. The term of the agreement is one-year. The Company has been notified that it is in default of the contract with Mountaintop Marketing Group in the amount of $45,000. The Company disputes these claims and continues to negotiate resolution of this matter. The Company has not issued any of the shares of common stock associated with this agreement.

Employment Agreements

During the year ended December 31, 2009, the Company entered into four separate employment agreements with their key executives. The employment agreements range in years from three to five, and require the Company to compensate the key executives for a base salary, as well as provide for incentive compensation. In addition, the executives were granted in total 3,250,000 stock options that vest through December 2011. The Company also entered into another employment agreement in January 2010 which granted an additional 20,000 options to an employee. This agreement was for a period of two years. The Company granted an additional 750,000 options to two employees at $0.06 on November 30, 2010. These options were not part of the original employment agreements; however the board of directors did approve their issuance. In August and September 2011 the Company hired two employees who are to receive 200,000 options that vest equally over the next eight quarters and 60,000 options that vest equally over the next four quarters, respectively. As of December 31, 2011 a total of 80,000 options from these two employment agreements have vested and were valued at a total of $25,688. The Company has included these fees in their consolidated statements of operations for the year ended December 31, 2011.

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

At December 31, 2011, deferred tax assets consist of the following:

Net operating losses	$1,500,452

Valuation allowance	(1,500,452)

$-

At December 31, 2011, the Company had net operating loss carry forward in the approximate amount of $4,413,095, available to offset future taxable income through 2031. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2011 and 2010 is summarized below.

	2011	2010
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	6.0	6.0
Valuation allowance	28.0	28.0
	0%	0%

NOTE 13-	RELATED PARTY TRANSACTIONS

The Company has a rent expense in the amount for the years ended December 31, 2011 and 2010 of $86,722 and $88,665, respectively to a company owned by a relative of the President & CEO of the Company. In addition, the Company has outstanding fees due the President & CEO of $725,000 as of December 31, 2011 relating to past due distributions prior to the reverse merger. Further, the Company entered into two separate promissory notes with Vijay Suri during April 2010, in which Mr. Suri loaned the Company a total of $26,000 on April 16, 2010 and $24,600 on April 30, 2010. The notes were due on December 1, 2010, however, have been extended through September 30, 2012.

NOTE 14-	MAJOR CUSTOMERS

The Company has derived 88% and 95% of its revenue and accounts receivable for the years ended December 31, 2011 and 2010 from three customers.

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1		Level 2	Level 3	Total

Cash		$152,874	$-	$-	$152,874

Total assets		$152,874	$-	$-	$152,874

Convertible debentures, net of discount		$-	$-	$199,500	$199,500

Embedded conversion feature and derivative	$	- -	$-	$40,042,463	$40,042,463

Total liabilities		$-	$-	$40,241,463	$40,241,463

NOTE 16-	SUBSEQUENT EVENTS

On May 6, 2011, the Board of Directors authorized that the Company issue 33,750 shares of the Company's common stock to a vendor, Anshul Mohaan who is willing to convert $6,750 of accounts payable owed to him. The stock was authorized but not issued by December 31, 2011; and subsequently has been issued.

On February 13, 2012, the Company entered into a “Sales Outsourcing Agreement” with Stanley Altschuler to provide direct sales support and closure to pre-determined list of clients. Pursuant to the agreement, Stanley Altschuler, would receive compensation that includes a Common Stock Purchase Warrant to purchase 500,000 shares of Common Stock exercisable for five years at $0.45 per share and vest immediately. Additionally, the Agreement provides for “Success Fee” paid to Agent calculated as 10% of gross license revenue and 3.5% of gross services / professional services revenue on sales contracts resulting directly from actions of the Agent. Stanley Altschuler is also a member of Strategic Universal Advisors, LLC, a firm which has a contract with the company to provide investment and public relations consulting services to the Company. The term of the Sales Outsourcing Agreement is one-year.

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 16-	SUBSEQUENT EVENTS (CONTINUED)

In November 2008, the Company entered into a convertible note with Mr. Prem Dadlani, in the amount of $15,000, with a term of six months. The Company was unable to repay the note due to cash flow and liquidity issues. Efforts to obtain a forbearance agreement have not been successful. In November 2011, Mr. Dadlani through legal counsel has sought resolution and payment. In an effort of good faith negotiations with Mr. Dadlani, The Board of Directors authorized, on February 24, 2012, that the Company issue 100,000 shares of the Company's common stock in exchange for a forbearance agreement in which the unpaid principal and accrued interest be extended until June 30, 2012. Subsequently, since the shares authorized on February 24, 2012 were not issued, the Board of Directors authorized, on October 10, 2012, that the Company issue 400,000 shares of the Company’s common stock as consideration for a forbearance agreement and to extend the maturity date of his note to April 30, 2013.

On February 24, 2012, the Company entered into a consulting agreement with Manish Nandy, to provide marketing and proposal development services to support several Company customer initiatives. The term of the agreement is for three months, and the consultant will receive a payment of $6,500. At the discretion of the Company the Consultant can be paid up to $5,000 of the payment in shares of common stock @ $0.40 per share.

On February 24, 2012, the Board of Directors approved the loan of a related party, Vijay Suri, President & CEO, in the amount of $8,750 for the specific purposes of financing critical payroll and other payment obligations. The Board authorized the Company to issue a third Promissory note with a principal amount of $8,750 with interest to accrue at 5% per annum; and payable in six months. Further, since the Company has been unable to repay any amounts toward principal related to Mr. Suri’s promissory notes, The Company was forced to reset the interest rate to the penalty rate of 5%. Total principal owed to Vijay Suri from three promissory notes issued by the Company is $59,350, not including accrued and unpaid interest.

On February 24, 2012, the Board of Directors approved the payment $7,500 per month, in the form of a warrant to purchase 112,500 shares of common stock @ $0.40 per share; for unpaid legal services performed from July 1, 2011 until December 31, 2011, and approved the continuation of legal services provided by current corporate legal counsel.

Due to the Company’s need for additional financing, the Board of Directors on February 24, 2012, approved the receipt of investment funds from two new investors in the amount of $20,000 each. The investments are in the form of an 8% promissory note due in six months, on June 22 and July 22 2012, respectfully. Additionally, the note holders received upon issuance of the Note, 20,000 shares of the Company’s common stock, par value $0.0001 per share. The Company also agreed that should the Company fail to pay interest and principal due at the maturity date, the Note Holder shall receive an additional 40,000 shares of Common Stock. The Company received on December 22, 2011, $20,000 under a promissory note from an individual; then the Company received another $20,000 on January 22, 2012, under a promissory note similar to the one received on Dec 22, 2011.

In an effort to obtain required equity or debt financing for technology development, market penetration and revenue growth, the Board of Directors have sought additional financing, therefore on February 24, 2012, the Board of Directors approved entering into discussions with three different investment groups for the purposes of obtaining additional financing. The Board of Directors approved the Company entering into a term sheet with Joseph Capital LLC. dated December 27, 2011; further the Board approved the Company entering into an engagement agreement dated January 23, 2012 with Strategic Research Associates, Inc.; and the Board also approved the Company entering into a term sheet with Anomaly Analytics, LLC. dated February 14, 2012. To date no final term sheet has been accepted, nor any final agreement for financing has been reached with any of these firms, the Company has terminated discussions with these firms.

On March 6, 2012, the Company received an investment of $100,000, and issued an additional 250,000 units of the Company’s Series B offering consisting of (i) 10% convertible redeemable preferred stock (“Series B Preferred Stock”) of InferX Corporation with a purchase price of $0.40 that are convertible into shares of the Company’s common stock, at $0.40 per share, and (ii) a warrant exercisable for two years for that number of shares into which each warrant converts equal to the number of Series B Preferred Stock purchased, and having an exercise price of $0.75 per warrant share. As of April 19, 2012, the Company has issued a total of 1,156,250 Series B shares at $0.40 per share to accredited investors in private placement for a total of $462,500. To date none of the Series B Preferred Stock has been converted to shares of common stock, nor any warrants exercised.

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 16-	SUBSEQUENT EVENTS (CONTINUED)

The Company was notified on March 9, 2012, by Citibank, N.A. that their Line-of-Credit loan to the Company was sold on February 29, 2012, to Entrepreneur Growth Capital, LLC, 505 Park Avenue, New York, NY 10022. Through this action the line of credit is terminated and is now a term loan secured by the Company’s assets, accounts receivables, and the personal guarantee by the Company’s President & CEO, per the terms of the original agreement and stipulated by Entrepreneur Growth Capital, LLC through the acquisition of the note from Citibank. The Company is in discussions with Entrepreneur Growth Capital, LLC to determine the new payment and interest schedule for this loan.

The Board of Directors, on March 13, 2012 authorized the Company grant to Dr. Jerzy Bala, the Chief Technology Officer, a Common Stock Purchase Warrant to purchase 1,000,000 shares of the Company's common stock, such shares of the warrant to vest immediately upon grant at an exercise price of $.30 per share that are exercisable for a period of five years from the date of grant. The Board of Directors also authorized that the Company grant a Common Stock Purchase Warrant to purchase 150,000 shares of its common stock to another Company employee in recognition of his contributions to the Company. Such shares of the warrant are to vest 50,000 shares on March 13, 2012, and 50,000 shares on the first and second anniversary dates of issue, at an exercise price of $.30 per share that are exercisable for a period of five years from the date of grant.

On March 18, 2012, the Company entered into a consulting agreement with Amrit Chase, to provide financial services to support the document and financial preparation for the Company’s 2011 10K filing. The term of the agreement is for three months, and the consultant will receive two monthly payments of $5,000 as well as be issued 150,000 shares of common stock.

On April 3, 2012, the company was notified of a Warrant In Debt had been filed in the General District Court of Fairfax County, Virginia, by PCT Law Group, PLLC, to appear in General District Court of Fairfax County, Virginia on April 30, 2012 in the matter to resolve unpaid debt in the amount of $12,156 plus attorney’s fees and court costs. The Company received a Garnishment Summons dated November 14, 2012 from the Court of Fairfax County, Virginia for the unpaid amount plus interest, judgment costs, and attorney fees for a total of $16,883.69. Although the Company disputes the amount outstanding, the Company is in negotiations with PCT Law Group, PLLC for settlement.

On April 13, 2012 the Company filed a Form 8-K with the Securities and Exchange Commission notifying shareholders that on April 6, 2012, as a result of a deadlocked Board of Directors the following employees submitted their letter of resignation as employees of the Company: B.K. Gogia, President, Technology Solutions Group, Raimondo Piluso, COO and Vice President of Business Development, Jerzy Bala, CTO, and Rahul Argade, Senior Director. B.K. Gogia maintained his position as Chairman of the Board of Directors. Subsequently, Jerzy Bala, CTO and Rahul Argade, Senior Director rescinded their resignations based on the strategy and direction presented by the former CEO, Vijay Suri.

Additionally, in the April 13, 2012 Form 8-K filing the Company informed shareholders that on April 12, 2012 Rahul Argade, the holder of an 8% secured convertible debenture, issued pursuant to a Debenture and Warrant Purchase Agreement dated December 23, 2009, notified the Company that it was in default under the terms of the Debenture for failure to repay the principal amount of $100,000 plus interest due, and that he would be exercising his default remedies under the Debenture, including the default interest rate of 22% on the unpaid principal balance effective as of April 7, 2012. The Debenture is secured by all assets of the Company, including its intellectual property.

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 16-	SUBSEQUENT EVENTS (CONTINUED)

On July 23, 2012, the Company filed a Form 8-K with the Securities and Exchange Commission notifying shareholders that Mr. Vijay Suri, President and CEO of InferX and a member of its Board of Directors, resigned as President and CEO and from the Board of the Company. Mr. B.K. Gogia, the founder of InferX, remained as Chairman of the Board and has assumed the positions of Acting President and CEO of InferX. Mr. Gogia intends to form a new management team for the Company. Further, Jerzy Bala, CTO tendered his resignation on June 15, 2012, and Rahul Argade, Senior Director also tendered his resignation.

As part of the July 23, 2012 filing of Form 8-K with the Securities and Exchange Commission, the Company notified shareholders that as a result of a dilutive issuance of shares on December 1, 2010 that was not disclosed to the two holders of debentures issued by the Company that it had sold 1,000,000 shares of common stock in December 2010 to an investor for $0.002 per share. This sale triggered rights under the debentures to convert debt into common stock at the same price. The Debentures were convertible into shares of common stock at a conversion price equal to $0.20 per share (the "Initial Conversion Price"). The Debentures also provided that, in the event InferX sold any common stock or other equity securities at an effective price per share that was lower than the Initial Conversion Price (a "Dilutive Issuance"), the Initial Conversion Price for the Debenture holders would be reduced to the lower price per share charged in connection with the Dilutive Issuance.

Without knowledge of the Dilutive Issuance, one of the debenture holders sent notices of conversion on January 19, 2011, May 19, 2011 and December 5, 2011. On each occasion, InferX honored the holder’s conversion request but utilized the Initial Conversion Price of $0.20 instead of the Base Conversion price of $0.002 per share. As a result of InferX's failure to apply the Base Conversion Price listed in the debenture, conversions on January 19, 2011, May 19, 2011 and December 5, 2011, InferX failed to issue 57,737,870 shares of common stock due to the debenture holder. On June 17, 2012, the other debenture holder notified InferX and Vijay Suri that he was converting $20,000 of principal and $21,397 in interest due into InferX common stock. Applying the Base Conversion Price that resulted from the Dilutive Issuance, the Company should have issued the second debenture holder 20,698,615 shares.

As a result of the Dilutive Issuance, the debenture holders were eligible to be issued 78,436,485 shares of common stock. Instead, the debenture holders elected to receive only 23,698,615 of the shares due the debenture holders and to release the Company from any financial damages incurred. The debenture holders have offered to place 57.48% or 44,737,870 of the shares due the debenture holders into escrow for the Company to use to secure the necessary financing, incentivize additional management talent and make acquisitions and forego being issued 10,000,000 shares. A percentage of the escrowed shares, to be mutually agreed to, will be cancelled upon the settlement of outstanding debt and past due salaries, certain intellectual property and patent enhancement of its current software products, and future financings.

Immediately prior to the issuance of the shares of InferX common stock under the Debentures, there are 20,669,453 shares issued and outstanding of which Vijay Suri owned 9,779,768 shares or 48.9% of the issued and outstanding shares of InferX. Following the conversion of the Debentures there will be 44,368,068 shares of InferX common stock issued and outstanding. The debenture holders will own 23,698,615 shares directly, excluding the 44,737,870 escrowed shares discussed above.

As a result of the resignation of Mr. Vijay Suri, President and CEO of InferX and a member of its Board of Directors; Mr. B.K. Gogia, by default became the sole member of the Board of Directors of InferX Corporation. The Board has taken the following actions.

The Board of Directors, on October 10, 2012 resolved to issue a warrant to a consultant to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $0.04 per share for five years; all such shall vest immediately. In light of dilutive issue and to avoid any legal issue since the Certificate was not filed in June 2011 at the time of first investment received under the Series B Preferred Shares term sheet, the Board also resolved to reduce the conversion price to common shares from $0.40 to $0.07 per share and reprice the warrants from $0.75 to $0.20 to the eight purchasers of the 1,156,250 Series B Preferred Shares units.

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 16-	SUBSEQUENT EVENTS (CONTINUED)

The Board of Directors also resolved on October 10, 2012 to authorize the voluntary release and conversion of past due salary of four employees in the amount of $1,240,303 into 20,730,390 shares of the Company’s common stock at a conversion price of $0.10. Further the Board of Directors issued to a consultant 1,000,000 shares of common stock at a conversion price of $0.04, for advice and counsel with two separate complex investment financing initiatives the Company was undertaking.

On October 15, 2012, the Company was notified of a Summons to appear in the Superior Court of Washington, DC, on October 13, 2012, in a matter which Fairchild Consultants, LLC, d/b/a Global Services a marketing support consulting services firm is seeking unpaid general consulting services fees in the amount of $9,900. Although the Company disputes the amount outstanding, the Company is in negotiations with Fairchild Consultants, LLC for resolution and settlement.

On October 25, 2012, the Board of Directors, recognizing that an error had been made concerning the filing of the Company’s application for Certificate of Designation pursuant to Section 151 of the General Corporation Law of the State of Delaware, made immediate notification and filing of appropriate documents with Secretary of State, State of Delaware for the designation of the series of Preferred Stock: “Series B Redeemable Convertible Preferred Stock”. The number of authorized shares of Series B Convertible Preferred Stock shall be 1,500,000. Interest at the rate of 10% per annum shall be payable annually in cash or in kind based upon the 30 day bid price moving average, at the Company’s discretion.

The Board of Directors, on November 13, 2012, resolved to reach an agreement with Fourth Street Fund forbear from sending a default notice to the Company and extending the maturity date of the Debenture to July 24, 2013. Further it was agree to correct the amount due under the Debenture, conversion of certain interest due under the Debenture, to issue additional shares of the Company’s common stock under the Class A, B, and C warrant conversions as a result of a dilutive issuance by the Company in December 2009 that reduced the share price to $0.002 per share. Additionally, The Company agreed to allow Fourth Street Capital to gift certain principal amounts of the debenture to a number of persons, and to limit the amount of further reductions for $50,000 of unpaid principal under the Debenture to $0.20 per share in the event that the Company meets a new investment financing deadline of December 31, 2012.

In an effort to obtain required equity or debt financing for technology development, market penetration and revenue growth, the Board of Directors have sought additional financing, therefore on October 2, 2012, the Board of Directors approved Stock Purchase Agreement, in which the Company has authorized the sale of an aggregate 16,666,667 shares of the Company’s common stock for an aggregate maximum purchase price of $500,000, based upon a per share price of $0.03, or a pre-money valuation of approximately $3,000,000. Further, the Company established an aggregate minimum purchase of $200,000, representing 6,666,666 shares of the Company’s common stock. The shares sold would be issued to the Investor as a unit of Common Stock and a warrant exercisable for five years to purchase 50% of the number of shares of common stock purchased by each investor, at an exercise price of $0.05 per share.

Within the framework of the Stock Purchase Agreement the Company received on December 4, 2012 from one investor $6,000, representing the sale of 200,000 shares of the Company’s common stock and issued a warrant exercisable for five years to purchase 100,000 shares of common stock at an exercise price of $0.05 per share.

To meet critical short-term financial requirements the Company entered into a 5% Convertible Promissory Note, with an investor in the amount of $6,500. Under the terms of the Note, the entire principal amount, together with all accrued interest is due on January 2, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InferX Corporation

Date: December 26, 2012	By:	/s/ B.K. Gogia
B.K. Gogia
Acting President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 26, 2012	By:	/s/ B.K. Gogia
B.K. Gogia
Acting President and Chief Executive Officer,
Director
(Principal Executive Officer)

