Form 10-Q
period 2012-03-31
INFERX CORP
filed 2013-05-23
CIK 1329548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-51720

InferX Corporation

(Exact name of registrant as specified in its charter)

Delaware	54-1614664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1934 Old Gallows Road
Tysons Corner, VA	22182
(Address of principal executive offices)	(Zip Code)

(703) 444-6030

(Registrant’s telephone number, including area code)

46950 Jennings Farm Drive, Suite 290, Sterling, VA 20164-8679

(Former Name, Former Address and Former Fiscal Year, if Changes Since Last Report).

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

As of May 15, 2012, there were 20,669,453 outstanding shares of the registrant’s common stock, $.0001 par value.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INFERX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	March 31,	December 31,
	2012	2011
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$12,043	$152,874
Accounts receivable	326,050	231,822
Advance	-	-
Prepaid expenses	17,639	2,639
Total current assets	355,732	387,335

Fixed assets, net of depreciation	5,986	7,884

Other Assets
Other assets	6,000	6,000
Computer software development costs, net of amortization	175,282	129,674
Total other asset	181,282	135,674

TOTAL ASSETS	$543,000	$530,893

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,231,359	$3,093,299
Term loan	341,587	341,587
Related party payable	725,000	725,000
Notes payable, related party	59,350	50,600
Convertible debenture	199,500	199,500
Derivative liability	29,950,837	40,042,463
Liability for stock to be issued - common stock	224,900	18,620
Current portion of notes payable	93,657	65,687
Total current liabilities	34,826,190	44,536,756

Long-term Liabilities
Notes payable, net of current portion	339,082	347,052
Total Long-term liabilities	339,082	347,052

TOTAL LIABILITIES	35,165,272	44,883,808

MEZZANINE (TEMPORARY) EQUITY
Convertible redeemable preferred stock, series B, par value $.0001 per share; 1,500,000 shares authorized; 1,156,250 and 906,250 shares issued, respectively	462,500	362,500
Discount on preferred stock, series B	(147,142)	(131,192)
Total Mezzanine (Temporary) Equity	315,358	231,308

TOTAL MEZZANINE (TEMPORARY) EQUITY	315,358	231,308

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, 400,000,000 shares authorized and 20,006,203 and 19,998, 203 shares issued and outstanding, respectively	2,000	1,999
Additional paid-in capital	1,839,816	1,658,198
Retained earnings (defict)	(36,779,446)	(46,244,420)
Total stockholders' equity (deficit)	(34,937,630)	(44,584,223)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$543,000	$530,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011

REVENUE	$509,729	$1,031,336

COST OF REVENUES
Direct labor and other fringes	51,232	147,709
Subcontractor	317,913	510,534
Other direct costs	4,315	16,684
Total costs of revenues	373,460	674,927

GROSS PROFIT	136,269	356,409

OPERATING EXPENSES
Indirect and overhead labor and fringes	312,252	367,311
Professional fees	219,219	73,954
Business development costs	385	1,409
Rent	19,500	22,446
Advertising and promotion	1,484	6,776
General and administrative	23,103	28,239
Stock based compensation	140,550	99,641
Depreciation	1,899	5,514
Total operating expenses	718,392	605,290

NET INCOME (LOSS) FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES	(582,123)	(248,881)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(22,800)	-
Loss on extinguishment of debt	-
Fair value adjustment on derivative liability	10,091,626	294,000
Interest expense, net of interest income	(21,729)	(15,599)

Total other income (expense)	10,047,097	278,401

NET INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	9,464,974	29,520

Provision for income taxes	-	-

NET INCOME (LOSS) APPLICABLE TO SHARES	$9,464,974	$29,520

NET INCOME (LOSS) PER BASIC SHARES	$0.47	$0.00
NET INCOME (LOSS) PER DILUTED SHARES	$0.07	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	20,001,191	17,496,831

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	135,622,191	31,263,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,464,974	$29,520

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Stock based compensation	140,550	99,641
Amortization of debt discount	22,800	-
Services rendered for liability for stock to be issued	208,600	-
Fair value adjustment for derivative liability	(10,091,626)	(294,000)
Amortization of computer software development costs	-	-
Depreciation	1,899	5,514
Change in assets and liabilities	-	-
(Increase) decrease in accounts receivable	(94,228)	(70,724)
(Increase) decrease in advances	-	-
(Increase) decrease in other current assets	(15,000)	-
Increase in accounts payable and accrued expenses	138,058	212,237
Total adjustments	(9,688,947)	(47,332)
Net cash provided by (used in) operating activities	(223,973)	(17,812)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in computer software costs	(45,608)	-
Purchase of Fixed Assets	-	-
Net cash (used in) financing activities	(45,608)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment) of term loan, net	-	-
Proceeds received for shares of common stock	-	68,000
Proceeds from (repayment of) note payable, net	20,000	(21,868)
Proceeds from notes payable - related parties	8,750	-
Proceeds received from convertible debentures	-	-
Proceeds received from convertible preferred	100,000	-
Net cash provided by (used in) financing activities	128,750	46,132

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(140,831)	28,320

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	152,874	32,828

CASH AND CASH EQUIVALENTS - END OF PERIOD	$12,043	$61,148

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the period for interest	$6,337	$6,167
Cash paid during the period for income taxes	$1,050	$-

SUPPLEMENTAL INFORMATION OF NONCASH ACTIVITY
Conversion of accounts payable and accrued expenses for common stock and additional-paid-in-capital or stock liability	$2,320	$5,600
Conversion of convertible debentures, notes and accrued interest for common stock and additional-paid-in-capital or stock liability	$-	$32,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2011 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred a net loss from operations of $582,123 and $248,881 for the three months ended March 31, 2012 and 2011, respectively, and net income of $9,464,974 and $29,520, respecitively due in large part to the fair value adjustment on the derivative liability of $10,091,626 and $294,000, respectively. The Company has an accumulated deficit of $36,779,446 as of March 31, 2012.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Additonally, our overall recurring losses and working capital deficiencies include the move by the federal government to convert contract support spaces to employees. This is negatively impacting our labor rates, hours billed, and ability to expand current contracts. Further, the federal government’s inability to negotiate and implement a comprehensive federal budget has directly impacted our success in acquiring new profitable government contracts. Combined with the continued uncertainty in the commercial market due to the sustained national down-turn in business and associated flat recovery has increased sales cycles and reduced sales opportunities. Additionally, the Company continues to be constrained by its availability of investment capital to the firm. The Company expects the negative cash flow from operations to continue its trend through the next six months, however the Company continues to expand current contract revenue backlog and build its pipeline of contracts. These factors continue to raise significant doubt about the ability of the Company to continue as a going concern.

Management’s plans to address these conditions include continued aggressive efforts to expand the firm’s current business backlog, by obtaining new government and commercial contracts, as well as expanding integrator partnerships and new technology. Commensurate with Management’s aggressive sales development plan; the Company has instituted a comprehensive communications and marketing plan; the hiring of another sales representative, the hire of a Practice Manager for Cyber Security, and the engagement of an external business development organization. Management believes that these combined efforts will significantly improve the success rate of sales closure within the Company’s robust opportunity pipeline. The Company continues to seek additional capital through the sale of the Company’s stock. Additionally, the executive management team has put into place an aggressive cost and expense savings spending plan to identify and eliminate costs which are directly impacting profitability.

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

MARCH 31, 2012 AND 2011

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management has determined that as of March 31, 2012, no allowance for doubtful accounts is required.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years). Costs of maintenance and repairs are charged to expense as incurred.

Computer Software Development Costs

During 2012 and 2011, the Company capitalized certain software development costs. The Company capitalizes the cost of software in accordance with ASC 985-20 once technological feasibility has been demonstrated, as the Company has in the past sold, leased or otherwise marketed their software, and plans on doing so in the future. The Company capitalizes costs incurred to develop and market their privacy preserving software during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants. Amortization of such costs is based on the greater of (i) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (ii) the straight-line method over the remaining economic life of the software, typically five years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events. The Company has not developed any software for internal use.

The Company’s CTO administered major modifications to the Company’s core products (i.e. InferAgent, InferText). At the same time he developed an industry specific interface to make the product more end user friendly and more marketable to the general public. These modifications were in response to specific potential customer needs.

For the three months ended March 31, 2012, the Company capitalized $45,608 in computer software costs.

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

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations

For the three months ended March 31, 2012 and 2011, the Company derived 100% and 82% of its revenue from five and two customers, respectively. These customers are considered major customers as they represent 10% or more of total revenue. The Company does not believe that there is any customer concentration risk associated with these customers.

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

Uncertainty in Income Taxes

The Company follows ASC 740-10, Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2008, and they evaluate their tax positions on an annual basis. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. Certain tax years remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

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

The following is a reconciliation of the computation for basic and diluted EPS:

	Three Months Ended
	March 31,	March 31,
	2012	2011

Net income (loss)	$9,464,974	$29,520

Weighted-average common shares outstanding:
Basic	20,001,191	17,496,831
Convertible debentures/notes	100,250,000	2,083,333
Warrants	8,275,250	6,004,000
Options	5,939,500	5,679,500
Diluted	135,622,191	31,263,664

Basic net income (loss) per share	$0.47	$0.00

Diluted net income (loss) per share	$0.07	$0.00

Research and Development

Research and development expenses, included in the financial statements, consist of payroll, employee benefits, equity compensation, third party payments, and other headcount-related costs associated with product development. The Company has determined that technological feasibility was established for the software products in 2002 by a study done in 2006 by the independent valuation consultant. Costs incurred after technological feasibility was established are not material, and accordingly, the Company capitalizes all research and development costs when incurred and amortizes those costs over a 5 year period starting on the date the product is available to the market.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. FASB ASU 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company has adopted this amended guidance on October 1, 2012. It does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted. The Company has adopted this amended guidance on October 1, 2012. It does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on the consolidated financial statements and related disclosures.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (continued)

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3-	FIXED ASSETS

Fixed assets consist of the following as of March 31, 2012 (unaudited) and December 31, 2011, respectively:

	Estimated Useful	March 31,	December 31
	Lives (Years)	2012	2011
		(unaudited)
Computer equipment	5	$303,853	$303,853
Office machinery and equipment	5	15,099	15,099
Furniture and fixtures	5	86,934	86,934
Computer software	3	14,895	14,895
Automobile	5	50,914	50,914
		471,695	471,695
Less: Accumulated depreciation		(465,709)	(463,812

Total, net		$5,986	$7,884

Depreciation expense was $1,899 and $5,514 for the three months ended March 31, 2012 and 2011, respectively.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 4-	COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs consist of the following as of March 31, 2012 and December 31, 2011, respectively:

	Estimated Useful	March 31,	December 31,
	Lives (Years)	2012	2011

Computer software development costs	5	$1,162,006	$1,116,398

Less: Accumulated amortization		(986,724)	(986,724

Total, net		$175,282	$129,674

Amortization expense was $0 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 5-	NOTES PAYABLE

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

As of March 31, 2012, the Company has an outstanding principal balance of $347,739.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 5-	NOTES PAYABLE (CONTINUED)

Other

The Company had four notes payables totaling $65,000 at June 30, 2011. Of those four notes payable, three were convertible into shares of common stock at $0.06 per share and accrue interest at the rate of 8% per year and one note payable is not convertible and accrues interest at the rate of 5% per year. In July 2011 two convertible notes, totaling $20,000, and all their accrued interest were converted into shares. the total outstanding note payable balance as of March 31, 2012 of $45,000 ($30,000 of which is convertible and $15,000 non-convertible).

Due to the Company’s need for additional financing, the Board of Directors on February 24, 2012, approved the receipt of investment funds from two new investors in the amount of $20,000 each. The investments are in the form of 8% promissory notes due in six months, on June 22 and July 22, 2012, respectfully. Additionally, the note holders received upon issuance of the Note, 20,000 shares of the Company’s common stock, par value $0.0001 per share. The Company also agreed that should the Company fail to pay interest and principal due at the maturity date, the Note Holder shall receive an additional 40,000 shares of Common Stock. The Company received on December 22, 2011, $20,000 under a promissory note from an individual; then the Company received another $20,000 on January 22, 2012, under a promissory note similar to the one received on December 22, 2011.

The total outstanding note payable balance as of March 31, 2012 is $85,000 ($30,000 of which is convertible and $55,000 non-convertible).

The following represent the maturities of the notes payable for the next five years: $93,657 in 2013, $9,010 in 2014, $9,377 in 2015, $9,759 in 2016, $10,157 in 2017 and $300,778 thereafter.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 5	NOTES PAYABLE (CONTINUED)

In April 2010, the Company entered into two separate promissory notes with the Company’s President who loaned the Company a total of $26,000 on April 16, 2010 and $24,600 on April 30, 2010. Payments of $1,000 per month commenced July 1, 2010 for five months and the balance due on December 1, 2010. Interest is calculated at 1.5% per month; escalating to 2.5% per month should the monthly $1,000 payments not be made timely. The Company has not made the required $1,000 payments, thus the interest, effective July 1, 2010 on these notes has been accrued at 2.5% per month in accordance with the note agreements. These notes originally due on December 1, 2010 were extended; and the Company agreed to increase the interest rate to 5% per annum. The company has negotiated an extension with the note holder to extend the note at the same 5% interest rate until September 30, 2012.

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

The total outstanding note payable – related party balance as of March 31, 2012 is $59,350.

NOTE 7-	TERM LOAN

The Company had a line of credit in the amount of $850,000 as of December 31, 2011 with Citibank, N.A. with an outstanding balance of $341,587.

Effective March 9, 2012, the Line-of-Credit with Citibank, N.A. was sold to Entrepreneur Growth Capital, LLC. Through this action, the line of credit was terminated and is now a term loan secured by the Company’s assets, accounts receivables, and the personal guarantee by the Company’s President & CEO, per the terms of the original agreement and stipulated by Entrepreneur Growth Capital, LLC through the acquisition of the note from Citibank.

Further, the Company was notified by EGC that it is in material default of the loan for failure to remit the required payments to EGC in a timely fashion and, as such, the loan is immediately due and payable to EGC. Accordingly, the Company has reflected the entire balance as a current liability as of March 31, 2012.

The loan accrues interest at annual interest rates of prime plus ¼ %.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

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

The Company recognized the discount as a derivative liability, and in accordance with the ASC, values the derivative liability each reporting period to market. The Company has recognized a gain of $10,091,626 and $294,000 for the three months ended March 31, 2012 and 2011 due to the beneficial conversion of the various instruments. The convertible debentures were to mature from June 2010 to October 2010. The Company entered into an Amendment to Debenture and Warrants which extended the due date of the original $150,000 debenture from June 2010 to August 31, 2010, and then amended the exercise price of the Class B warrants from $0.50 to $0.20 on July 9, 2010.

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

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 8-	CONVERTIBLE DEBENTURES (CONTINUED)

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

Street Capital LLC, notified the Company on April 30, 2011 that it had assigned all rights of the Debenture to Fourth Street Fund LP. Subsequently, on May 19, 2011 Fourth Street Fund LP exercised its right under the terms of the Debenture to convert $30,000 of principal for 150,000 shares of common stock and receive payment for accrued and unpaid interest in the amount of $3,466 in exchange for 17,333 shares of common stock. Fourth Street Fund LP, notified the Company on December 5, 2011 that it was exercising its right under the terms of the Debenture to convert $50,000 of principal for 250,000 shares of common stock. Street Capital LLC, one of the original Debenture Holders, notified the Company on January 1, 2012 that it was exercising its right under the terms of the Debenture to convert $20,000 of principal for 100,000 shares of common stock and receive payment for accrued and unpaid interest in the amount of $12,855 in exchange for 64,274 shares of common stock. The remaining principal associated with Debenture Holder Fourth Street Fund LP is $50,000, and interest is prepaid through the maturity date of April 30, 2012.

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

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 8-	CONVERTIBLE DEBENTURES (CONTINUED)

Without knowledge of the Dilutive Issuance, one of the debenture holders (Street Capital) sent notices of conversion on January 19, 2011, May 19, 2011 and December 5, 2011. On each occasion, the Company honored the holder’s conversion request but utilized the Initial Conversion Price of $0.20 instead of the Base Conversion price of $0.002 per share. As a result of the Company's failure to apply the Base Conversion Price listed in the debenture, conversions on January 19, 2011, May 19, 2011 and December 5, 2011, the Company failed to issue 57,737,870 shares of common stock due to Street Capital. Fourth Street Fund whom was assigned this debenture from Street Capital, waived any claim to any shares of the Company's common stock over the number of shares that were actually delivered, and agrees that the amount of debt due under the debenture was converted as a consequence of those conversions was as stated on the conversion notices. With respect to the December 2011 conversion, the amount actually converted was $500 rather than the original $50,000 as stipulated on the conversion notice as a result of the conversion price being adjusted from $0.20 to $0.002 per share. The balance due as of March 31, 2012 to Fourth Street Fund is $99,500.

Additionally, with the change in conversion price to $0.002, and the fact that at December 31, 2011, the Company has a closing stock price of $0.40, this resulted in a significant beneficial conversion feature in these instruments that has been recorded as a derivative liability by the Company in the amount of $38,703,000 of the total $39,628,463 change in the fair value of the derivative liability during 2011. In 2012, as the common stock price has dropped considerably, the fair value adjustment of $10,091,626 has been recorded as other income and the derivative liability has decreased to $29,950,837.

The modifications made to all three debt instruments, constituted a material modification and as a result, the original debt instrument was extinguished and the new debt instrument was recorded, with the resulting value of the penalty shares and warrants are reflected as a loss on extinguishment.

As of March 31, 2012, the Company has $199,500 outstanding in convertible debentures with two debenture holders.

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

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 9-	CONVERTIBLE PREFERRED STOCK AND WARRANTS – SERIES B (CONTINUED)

As a result of the mandatorily redeemable nature of the Series B shares after 24 months and the fact that redemption of the Series B shares is completely outside of the Company’s control, aside from its liquidation or termination, the Company has classified the Series B shares outside of shareholders’ equity and in mezzanine (temporary) equity in accordance with ASC 480-25-4 regarding distinguishing liabilities from equity for mandatorily redeemable financial instruments. The Company accounted for the Series B Warrants as embedded derivatives that are required to be bifurcated from the carrying value of the equity instrument (Series B Shares). The relative fair value of all the Series B Warrants at their relative issue dates totaled $210,713 (of which $38,750 was from the March 6, 2012 invetment) is shown as a discount to the Series B Shares and will be amortized evenly over the 24-month life of the shares. In event that the holder converts any portion of their shares prior to the deadline, the appropriate remaining discount will be expensed immediately.

The Company accounted for the beneficial conversion feature (“BCF”) of the Series B Shares at fair value and is shown as part of the derivative liability. The value of the BCF now that the per share purchase price was reduced from $.50 to $.40 cents is $289,963 and will be adjusted quarterly. The initial step of the calculation was the determination of the Black-Scholes value assuming no dividends, a risk-free interest rate of 1.25%, annualized volatility between 260% and 316%, and expected warrant life of two years. The next step was apportioning the percent of the fair value of the Series B Shares to the fair value of the Series B Shares and Warrants (52.9%) to the proceeds received ($462,500 of which $100,000 was from the March 6, 2012 invetment). This then provided enough information to determine the effective BCF of the Series B Shares. The relative fair value of all the proceeds received at their specific inception dates is as follows: Series B Preferred: $251,787; Series B Warrants: $210,713.

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

As of March 31, 2012, the Company had 20,006,203 shares of common stock issued and outstanding. During the three months ended March 31, 2012, the Company has issued 8,000 shares of common stock for services rendered which had been accrued for during 2011 for $2,320.. The Company also recognized $140,550 for the fair value of warrants and options vested during the three months ended March 31, 2012.The Company has an outstanding liability for stock to be issued of $224,900 at March 31, 2012.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 10-	STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

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

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 10-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants (continued)

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

On May 6, 2011, the Board of Directors authorized that the Company issue 33,750 shares of the Company's common stock to a vendor, Anshul Mohaan who is willing to convert $6,750 of accounts payable owed to him. The stock was authorized but not issued by March 31, 2012. The shares are reflected as a component of “Liability for stock to be issued - common stock.”

On December 15, 2011, the Company entered into a “Sales Outsourcing Agreement” with Stanley Altschuler to provide direct sales support and closure to pre-determined list of clients. Pursuant to the agreement, Stanley Altschuler, would receive compensation that includes a Common Stock Purchase Warrant to purchase 500,000 shares of Common Stock exercisable for five years at $0.45 per share and vest immediately. Additionally, the Agreement provides for “Success Fee” paid to Agent calculated as 10% of gross license revenue and 3.5% of gross services / professional services revenue on sales contracts resulting directly from actions of the Agent. Stanley Altschuler is also a member of Strategic Universal Advisors, LLC, a firm which has a contract with the company to provide investment and public relations consulting services to the Company. The term of the Sales Outsourcing Agreement is one-year. The Company recorded a prepaid expense in the amount of $170,000 during the year ended December 31, 2011 in connection with this agreement. No amount of the success fee was paid.

The Board of Directors, on March 13, 2012 authorized the Company grant to Dr. Jerzy Bala, the Chief Technology Officer, a Common Stock Purchase Warrant to purchase 1,000,000 shares of the Company's common stock, such shares of the warrant to vest immediately upon grant at an exercise price of $.30 per share that are exercisable for a period of five years from the date of grant. The Board of Directors also authorized that the Company grant a Common Stock Purchase Warrant to purchase 50,000 shares of its common stock to another Company employee in recognition of his contributions to the Company. Such shares of the warrant are to vest 50,000 shares on March 13, 2012, and 50,000 shares on the first and second anniversary dates of issue, at an exercise price of $.30 per share that are exercisable for a period of five years from the date of grant. The Company recorded $63,000 as stock based compensation during the three month period ended March 31, 2012 in connection with these issuances.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 10-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

The following is a breakdown of the warrants at March 31, 2012:

	Exercise	Date
Warrants	Price	Issued	Term
150,000	$0.20	1/26/2010	5 years
15,000	$0.20	4/1/2010	5 years
4,000	$0.50	4/1/2010	5 years
300,000	$0.20	4/6/2010	5 years
4,500,000	$0.20	4/6/2010	5 years
300,000	$0.20	4/6/2010	5 years
150,000	$0.20	4/19/2010	5 years
40,000	$0.50	4/19/2010	5 years
110,000	$0.40	12/29/2010	5 years
450,000	$0.75	6/15/2011	2 years
50,000	$0.75	7/5/2011	2 years
25,000	$0.75	7/28/2011	2 years
200,000	$0.75	8/10/2011	2 years
112,500	$0.75	10/28/2011	1.63 years
12,500	$0.75	10/28/2011	1.95 years
6,250	$0.75	10/28/2011	1.88 years
50,000	$0.75	10/28/2011	1.84 years
500,000	$0.45	12/15/2011	5 years
250,000	$0.75	3/6/2012	2 years
1,050,000	$0.30	3/13/2012	5 years
8,275,250

The warrants were valued utilizing the same Black – Scholes criteria as the options described below.

Options

Since October 2007, the Company’s Board of Directors and Shareholders approved the adoption of an option plan for a total of 5,000,000. The Company prior to the reverse merger with Irus exercised all of the options that were outstanding at the time. Subsequent to the reverse merger, the Company issued stock options in connection with certain employment agreements. The Company granted 5,939,500 options, 5,399,500 are vested, and none of which have been exercised as of March 31, 2012. Of the 5,939,500 that were granted only 540,000 remain unvested, and these vest on a varying schedule with the last date being June 30, 2013.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 10-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

These options have exercise prices that range from $0.06 to $0.50 and were valued based on the black-scholes model with the following criteria:

Strike Price	$0.06-0.50
Expected Life of Option	3-5 yr.
Annualized Volatility	154.93-340.19
Discount Rate	1.25%

Annual Rate of Quarterly Dividends	None

NOTE 11-	COMMITMENTS

Office Lease

The Company leases office space in Sterling, Virginia pursuant to a lease with a related party through common ownership related to the President & CEO, which is currently month to month. The lease provides for an annual rental of approximately $78,000.

Rent expense for the three months ended March 31, 2012 and 2011 was $19,500 and $22,446, respectively.

Board of Advisors Agreements

The Company’s board of directors approved the addition of two members to its Board of Advisors. Each of these members will provide assistance to the Company with respect to their healthcare solution and predictive technology to prospective banking, insurance and healthcare customers. As consideration for the placement on the Board of Advisors, the Company has, in addition to quarterly cash payments, granted those Advisors options under their 2007 Stock Incentive Plan that vest over a two-year period of time commencing in May 2010. Per agreement with one of the Board of Advisors members, the Company has not made the quarterly cash payments owing to that Advisor due to cash flow and liquidity issues. The Company has included these fees in their condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011.

Consulting Agreements

The Company has entered into consulting agreements with marketing and strategic consulting groups with terms that do not exceed one year. These companies are to be paid fees for the services they perform. The Company has included these fees in their condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011.

On January 26, 2010, the Company entered into an agreement with Coady Diemar Partners, LLC, an investment banker in connection with investment banking services. Pursuant to the agreement, Coady Diemar Partners, LLC received a retainer of $30,000 payable in two tranches of $15,000 and receive 150,000 warrants as well as receive an 8% fee on amounts raised. The term of the agreement was for one-year. The warrants did not vest until June 2010.

In June 2010, the Company entered into a consulting agreement with a company to provide financial services and locate potential investment opportunities. The term of the agreement was for one-year, and the consultant was to receive monthly payments of $7,500 as well as be issued 300,000 shares of restricted common stock, and 900,000 warrants that vest over the one-year period and upon certain financing criteria being met. 300,000 of the warrants have vested and the Company has included these fees in their condensed consolidated statements of operation. The agreement terminated in February 2011, and the remaining 600,000 unvested warrants have been cancelled.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 11	COMMITMEMENTS (CONTINUED)

In December 2010, the Company entered into an agreement with Strategic Global Advisors, LLC, a firm that provides investment and public relations consulting firm services. Pursuant to the agreement, Strategic Global Advisors, LLC will receive a retainer of $30,000 payable in four monthly payments of $7,500 and receive 500,000 options to purchase the Company's common stock that vest on the date of grant. The options were valued at $34,994. The Company has included these fees in their condensed consolidated statements of operations.

On March 2, 2011, The Board of Directors entered into an agreement with Assured Value Advisors, Inc., a merchant and investment banking services consultant in connection with investment banking services. Pursuant to the agreement, Assured Value Advisors, Inc. will receive 500,000 options to purchase shares of the Company's common stock; of which 300,000 have vested ($122,082 in 2011 stock based compensation), and the remaining 200,000 have vested ($66,000 in 2012 stock based compensation) in the three months ended March 31, 2012.

On March 28, 2011, The Board of Directors granted two employees 45,000 options to purchase shares of the Company's common stock; all of which vested upon grant. Employees’ grant of options was based on achievement of performance milestones. The vested options were valued at $13,370. The Company has included these fees in their condensed consolidated statements of operations.

On May 2, 2011, the Board discussed and authorized the consulting agreement with a consultant to provide comprehensive technical strategy assessment. The consulting contract was executed for a two-month period and the Board authorized a consulting fee of $8,000 and that the Company should issue the consultant 8,000 shares under the consulting agreement.

On January 5, 2012, the Company entered in an agreement with Dave Stocking to convert $2,400 of interest owed on a convertible note issued by the Company to 40,000 shares of the Company's common stock and to extend the maturity date of of the convertible note to December 16, 2012.

On February 24, 2012, the Company entered into a consulting agreement with Manish Nandy to provide marketing assistance, primarily in the healthcare area, and proposal development services to support several Company customer initiatives. The term of the agreement is for three months, and the consultant will receive a payment of $6,500. As of March 31, 2012, the Company recorded 37,500 shares as a “Liability for stock to be issued - common stock” owed to the Consultant as part of the agreement and recorded a $15,000 charge to prepaid expense.

On February 24, 2012, the Company entered into Advisory Board agreement with Michael P. Harden under which Michael P. Harden received a total of 100,000 shares of the Company's common stock to vest as follows: 20,000 shares following the execution of the Advisory Board agreement, 20,000 shares of the Company's common stock 365 days after the date of the Agreement and 20,000 shares every 180 days thereafter in equal amounts.

On February 24, 2012, the Company entered into Forbearance Agreement with Prem K. Dadlani and extended the date of repayment of the unpaid principal and accrued interest of the Dadlani Note to June 30, 2012 and to issue 100,000 shares of its common stock to him as forbearance consideration.

On February 24, 2012, the Company entered into a promissory note agreement with Sanjeev Kohli and Pyush Kumar in the principal amount of $20,000 each pursuant to which Mr. Kohli shall receive 20,000 shares of the Company's common stock and an additional 40,000 shares of the Company's common stock in the event that the unpaid principal and accrued interest is not paid within six months of the date of the promissory note.

On February 24, 2012, the Company entered into a promissory note agreement with a consultant for various services, including assistance with financings, with a grant of 150,000 shares of the Company's common stock.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 11	COMMITMEMENTS (CONTINUED)

On March 13, 2012, the Company entered into a Consulting Agreement with Amrit Chase to provide assistance with the timely filing of the Company's Form 10-K for the year ended December 31, 2011. Under the terms of the Consulting Agreement Amrit Chase is to receive 150,000 shares of the Company's common stock and a payment of $10,000.

On March 13, 2012, the Company entered into Consulting Agreement with Ray Piluso to provide assistance with the timely filing of the Company's Form 10-K for the year ended December 31, 2011. Under the terms of the Consulting Agreement Ray Piluso received 100,000 shares of the Company's common stock.

Employment Agreements

During the year ended December 31, 2009, the Company entered into four separate employment agreements with their key executives. The employment agreements range in years from three to five, and require the Company to compensate the key executives for a base salary, as well as provide for incentive compensation. In addition, the executives were granted in total 3,250,000 stock options that vest through December 2011. The Company also entered into another employment agreement in January 2010 which granted an additional 20,000 options to an employee. This agreement was for a period of two years. In August and September 2011 the Company hired two employees who were to receive 200,000 options that vest equally over the next eight quarters and 60,000 options that vest equally over the next four quarters, respectively. As of March 31, 2012 a total of 120,000 options from these two employment agreements have vested and were valued at a total of $37,238. The Company has included these fees in their condensed consolidated statements of operations.

NOTE 12 –	PROVISION OF INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. At March 31, 2012, deferred tax assets consist of the following:

Net operating losses	$1,632,475

Valuation allowance	$(1,632,4750)

$-

At March 31, 2012, the Company had net operating loss carry forward in the approximate amount of $4,801,396 available to offset future taxable income through 2032. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 12 –	PROVISION OF INCOME TAXES (CONINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the nine months ended March 31, 2012 and 2011 is summarized below.

	2012	2011
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	6.0	6.0
Valuation allowance	28.0	28.0
	0%	0%

NOTE 13-	RELATED PARTY TRANSACTIONS

The Company has a rent expense in the amount for the three months ended March 31, 2012 and 2011 of $19,500 and $22,446, respectively to a company owned by a relative of an officer of the Company. . In addition, the Company has outstanding fees due the former President & CEO of $725,000 as of March 31, 2012 relating to past due distributions prior to the reverse merger.

NOTE 14-	MAJOR CUSTOMERS

For the three months ended March 31, 2012 and 2011, the Company derived 100% and 82% of its revenue from five and two customers, respectively. These customers are considered major customers as they represent 10% or more of total revenue. The Company does not believe that there is any customer concentration risk associated with these customers.

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

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 15	FAIR VALUE INSTRUMENTS (CONTINUED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	Level 1	Level 2	Level 3	Total

Cash	$12,043	$-	$-	$12,043

Total assets	$12,043	$-	$-	$12,043

Convertible debentures, net of discount	$-	$-	$199,500	$199,500

Embedded conversion feature and derivative	$-	$-	$29,950,837	$29,950,837

Total liabilities	$-	$-	$30,150,337	$30,150,337

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 16-	SUBSEQUENT EVENTS

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

On July 23, 2012, the Company filed a Form 8-K with the Securities and Exchange Commission notifying shareholders that Mr. Vijay Suri, President and CEO of InferX and a member of its Board of Directors, resigned as President and CEO and from the Board of the Company. Mr. B.K. Gogia, the founder of InferX, remained as Chairman of the Board and assumed the positions of Acting President and CEO of InferX while he started to form a new management team for the Company. Jerzy Bala, CTO, tendered his resignation on June 15, 2012, and Rahul Argade, Senior Director, also tendered his resignation.

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

Immediately prior to the issuance of the shares of InferX common stock under the Debentures, there are 20,669,453 shares issued and outstanding of which Vijay Suri owned 9,779,768 shares or 48.9% of the issued and outstanding shares of InferX. Following the conversion of the Debentures there would be 44,368,068 shares of InferX common stock issued and outstanding. The debenture holders owned 23,698,615 shares directly, excluding the 44,737,870 escrowed shares discussed above.

As a result of the resignation of Vijay Suri, President and CEO of InferX and a member of its Board of Directors; B.K. Gogia became the sole member of the Board of Directors of the Company. The Board on October 10, 2012 issued a warrant to a consultant to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $0.04 per share for five years; all of which shares vested immediately. In light of dilutive issuance in December 2010, the Board reduced the Series B Preferred stock conversion price from $0.40 to $0.07 per share and repriced the warrants from $0.75 to $0.20 to the eight purchasers of the 1,156,250 Series B Preferred Shares.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 16-	SUBSEQUENT EVENTS (CONTINUED)

The Board of Directors on October 10, 2012 authorized the voluntary release and conversion of past due salary of four employees in the amount of $1,240,303 into 20,730,390 shares of the Company’s common stock at a conversion price of $0.10. The Board of Directors also issued to a consultant 1,000,000 shares of common stock at a conversion price of $0.04, for advice and counsel with two separate complex investment financing initiatives the Company was undertaking.

On October 15, 2012, the Company was notified of a Summons to appear in the Superior Court of Washington, DC, on October 13, 2012, in a matter which Fairchild Consultants, LLC, d/b/a Global Services a marketing support consulting services firm is seeking unpaid general consulting services fees in the amount of $9,900. Although the Company disputes the amount outstanding, the Company is in negotiations with Fairchild Consultants, LLC to settle this matter.

On October 25, 2012, the Company filed a Certificate of Designation pursuant to Section 151 of the General Corporation Law of the State of Delaware to designate the rights and preferences of the 1,500,000 Series B Redeemable Convertible Preferred Stock that bear intterest at the rate of 10% per annum, such interest to be paid annually in cash or in kind based upon the 30 day bid price moving average, at the Company’s discretion.

The Board of Directors, on November 13, 2012, entered into a forbearance agreement with Fourth Street Fund to extentd the maturity date of the Debenture to July 24, 2013. The Company also agreed with Fourth Street Fund to correct the amount due under the Debenture, to convert certain interest due under the Debenture, and to issue additional shares of the Company’s common stock under the Class A, B, and C warrant conversions as a result of the dilutive issuance by the Company in December 2010 that reduced the share price of the Company’s common stock to $0.002 per share. Additionally, the Company agreed to allow Fourth Street Capital to gift certain principal amounts of the debenture to a number of persons~~,~~ and to limit the amount of further reductions for $50,000 of unpaid principal under the Debenture to $0.20 per share in the event that the Company met a new investment financing deadline of December 31, 2012.

In an effort to obtain required equity or debt financing for technology development, market penetration and revenue growth, the Board of Directors sought additional financing on October 2, 2012, the Board of Directors authorized the sale of an aggregate 16,666,667 shares of the Company’s common stock for a maximum purchase price of $500,000 based upon a per share price of $0.03, or a pre-money valuation of approximately $3,000,000, and established an aggregate minimum purchase of $200,000, representing 6,666,666 shares of the Company’s common stock. These shares were to be issued to equity investores as a unit of the Company’s common stock and a warrant exercisable for five years to purchase 50% of the number of shares of common stock purchased by each investor, at an exercise price of $0.05 per share.

Under the terms of the above financing, the Company received on December 4, 2012 from one investor $6,000, representing the sale of 200,000 shares of the Company’s common stock and issued a warrant exercisable for five years to purchase 100,000 shares of common stock at an exercise price of $0.05 per share.

To meet critical short-term financial requirements the Company entered into a 5% Convertible Promissory Note, with an investor in the amount of $6,500. Under the terms of the Note, the entire principal amount, together with all accrued interest is due on January 2, 2013.

The Board of Directors on BDecember 14, 2012 approved the issuance of two warrants, one for 2,000,000 shares of the Company’s common stock to a consultant in connection with finding a new management team and additional financing for the Company, and a second warrant for 3,000,000 shares of the Company’s common stock to B.K. Gogia for his executive leadership and crisis management role that has allowed the Company to continue to operate, raise additional equity financing and complete the filing of the Company's Form 10-K. All warrants vest upon the closing of an initial equity investment of $200,000. In addition, Mr. Gogia was granted 1,500,000 shares of the Company's common stock in recognition of the assistance he has assumed role of Acting President and CEO without any salary and for recruiting a new management team.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 16	SUBSEQUENT EVENTS (CONTINUED)

The Board of Directors on December 17, 2012, re-priced (i) from $0.30 to $0.05 per share the warrant issued to Jerzy Bala to purchase 1,000,000 shares of Common Stock and (ii) from $.20 to $.03 the option to purchase 1,750,000 shares of common stock issued to B.K. Gogia, in light of the assistance that each provided to the Company following the resignation of Vijay Suri and the inability of the Company to pay any cash compensation to them. The Company also issued 500,000 of shares of its common stock to Chris Manthorne one of the Company’s former employees for settlement of his past due salary.

The Board of Directors on December 20, 2012 appointed Paul B. Silverman as the new President and CEO and as a Director. The Company agreed to issue to Paul B. Silverman a total of 15.0 million warrants linked to Company’s growth, performance, and future financing under terms as defined below. The Company issued to Paul B. Silverman warrants to purchase shares of its common stock for a period of five years with an exercise price of $.03 per share or fair market value, whichever is lower, and a cashless exercise provision. Warrants are vested subject to revenue and market capitalization milestones.

The Board of Directors on December 20, 2012 appointed Carlyle D. Eckstein as a new member of the Board of Directors and issued a warrant to purchase 400,000 shares at $.03 per share. The Board of Directors also appointed Mr. Eckstein as Senior Advisor for the Company and issued a warrant to purchase 600,000 shares of the Company’s common stock at $.03 per share which will vest at 150,000 shares per quarter.

The Company could not meet the minimum new investment financing by December 31, 2012. As of January 3, 2013, total principal and interest due to Fourth Street Fund, LP was $82,214.52. Fourth Street Fund, LP gifted the following amounts: $10,500 on January 3, 2013, $26,000 on January 24, 2013 and $8,379.15 on February 12, 2013, reducing the total principal amount to $37,802.29 as of February 12, 2013.

The Company added two advisors to its Board of Advisors on December 17, 2012, Robert King and Manish Nandy, and two additional advisors on March 6, 2013, Dr. Oliver Alabaster and Lawerence Hoffman.

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

The Irus Group, Inc. (“Irus”), founded in 1996, specialized in bridging corporate performance management and business intelligence systems to help clients answer tough business questions. Irus’ specific domain expertise revolved around the planning, consulting, implementation and development of complex business intelligence solutions. Irus developed a deep understanding and breadth of knowledge in enterprise budgeting and planning systems, allowing Irus to provide their customers marry critical systems and processes for business intelligence into corporate performance management solutions.

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

InferX’s services business consisted of professional IT consulting focused on business intelligence, corporate performance management and predictive analytics support. As a result of our merger with the Irus Group, we expanded and enhanced our customer base and services offerings, which we believe will increase our revenues and expenses in comparison to recent periods. Our services business, which represented over 99% of our total revenues in fiscal 2010, has significantly lower margins than our software business. The proportion of our services revenues relative to our total revenues in nine months ending September 30, 2011 was affected by our continued focus on the PA software side of the business and the continued uncertainty of the US Government budget.

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

Software Business: Our software business is comprised of two operating segments: (i) new software licenses and (ii) software license updates and product support. The company made significant investment in developing new healthcare and financial services solutions working with partners as addressed in business section. We expect that our software business’ total revenues in 2012 will increase due to the continued demand for our PA software products and software license updates and product support offerings. InferX will continue to make further investments in research and development to meet customer demand and changing market conditions. Future software revenues will significantly increase, as we bring to market our software-as-a-service (SaaS) and platform-as-a-service (PaaS) delivery models.

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

Three Months Ended March 31, 2012 and 2011

Revenue

Revenue for the three months ended March 31, 2012 was $509,729, a decrease from $1,031,336 for the same period in 2011; an approximate 51% decrease, our revenues were directly impacted by the termination of a couple of US Government contracts, which directly impacted our revenue delivered government contracts and U SGovernments authoritiy to finalize new contract starts to coincide with the previous contract termination. This situation also reflects the continuing uncertain economic environment across all of our focus market areas and the slowness of the national economic recovery. From a customer market perspective, we did not see a significant improvement in the business environment for capital expenditures across our enterprise, commercial, and government markets, during the three months ending March 31, 2012. In the firstquarter of fiscal 2012, we had no revenue from core PA technology products; however we have significant PA Technology opportunities in our sales pipeline.

Cost of Revenues

Costs of revenues for the three months ended March 31, 2012 were $373,460, an approximate 25 % decrease from $674,927 for the same period in 2011. The decrease resulted primarily from lower revenue and the associated lower attributable subcontractor costs as well as benefits from our ongoing program to optimize efficiency and reduce delivery costs.

Gross Margin

In the three months ended March 31, 2012, our gross margin percentage decreased to 26% compared to approximately 35% from the corresponding period of fiscal 2011. This decrease in gross margin percentage for the three months ended March 31, 2012 was the result of a substantial reduction in cost of goods sold which was greater than the decrease in revenue attributable to lower subcontractor costs.

Operating Expenses

For the three months ended March 31, 2012 operating expenses increased by approximately 5% from the corresponding period of fiscal 2011. The increasee was attributable primarly to a 15% decrease in indirect and overhead labor, a 113% increase in professional fees associated with product and services sales and investor relations, and an approximate 20% increase in stock based compensation.

Other Income (Expense)

Other income increased primarily as a result in increase in the fair value of the derivative liability of $9,797,626. In addition the company incurred an increase in interest expense of $6,130 and an increase to the amortization of debt discount of $22,800.

Contract Backlog

At March 31, 2012 and December 31, 2011, our estimated backlog was $10,372,700 million and $5,790,000 million, respectively, of which $5,433,200 million and $4,752,000 million, respectively, was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our Government Wide Acquisition Contracts (GWAC) or other multiple-award contract vehicles, or sales and services of our PA technology.

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

Liquidity and Capital Resources

We had cash of $12,043 of March 31, 2012. During the three months ended March 31, 2012, we used approximately $223,973 from our operating activities. Operations were funded primarily from consulting revenue generated in the three month period.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective due to the existence of material weaknesses in our internal control over financial reporting, discussed below.

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

Our management has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, management has concluded that our internal controls over financial reporting were not effective as of March 31, 2012 due to the existence of several material weaknesses in our internal control over financial reporting. Our Board of Directors has reviewed the results of management’s assessment. In addition, on a quarterly basis we will evaluate any changes to our internal control over financial reporting to determine if material changes occurred.

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

We are involved in two current lawsuits. PCT Law Group, PLLC, a legal law firm that represented InferX Corporation in certain matters concerning intellectual property and patent application matters, commenced an action against us in the General District Court, Fairfax County, Virginia on March 26, 2012, seeking unpaid legal fees of $10,419.59. We received a Garnishment Summons dated November 14, 2012 from the Court of Fairfax County, Virginia for the unpaid amount plus interest, judgment costs, and attorney fees for a total of $16,883.69. Although we dispute the amount outstanding, we are in negotiations with PCT Law Group to settle this litigation.

Fairchild Consultants, LLC, d/b/a Global Services a marketing support consulting services firm which represented InferX Corporation in matters for government regulatory contract filing matters, commenced an action against us in the Superior Court of Washington, DC, on October 13, 2012, seeking unpaid general consulting services fees in the amount of $9,900. Although we dispute the amount outstanding, we are in negotiations with Fairchild Consultants, LLC to settle this litigation.

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

As of the May 15, 2012, our directors and executive officers beneficially owned 11,806,152 shares, or approximately 64.4%, of our outstanding common stock in the aggregate. Because of the large percentage of stock held by our directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our stockholders.

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

Our audited financial statements for the years ended December 31, 2011 and 2010 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firms have issued their reports dated December 18, 2012 and April 13, 2011 in connection with the audits of our financial statements for the years ended December 31, 2011 and 2010 that included an explanatory paragraph describing the existence of conditions that raise doubt about our ability to continue as a going concern due to our having sustained operating losses and capital deficits from operations. The fact that we have received this “going concern opinion” from our independent registered public accounting firm will likely make it difficult for us to raise capital on favorable terms and could hinder, to some extent, our operations. Additionally, if we are not able to continue as a going concern, it is likely that stockholders will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

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

Item 6.	Exhibits.

31*	Certification of the Principal Executive, Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 23, 2013	InferX Corporation

	By:	/s/ Paul B. Silverman
President, CEO, and CFO
(Principal Executive, Financial and
Accounting Officer

