Form 10-Q
period 2012-06-30
INFERX CORP
filed 2013-06-10
CIK 1329548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-51720

InferX Corporation

(Exact name of registrant as specified in its charter)

Delaware	54-1614664
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1934 Old Gallows Road
Tysons Corner
Virginia	22182
(Address of principal executive offices)	(Zip Code)

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

As of July 16, 2012, there were 20,657,453 outstanding shares of the registrant’s common stock, $.0001 par value.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INFERX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 (UNAUDITED) AND AND DECEMBER 31, 2011

	June 30,	December 31,
	2012	2011
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$20,722	$152,874
Accounts receivable	255,970	231,822
Prepaid Expenses	2,639	2,639
Total current assets	279,331	387,335

Fixed assets, net of depreciation	4,090	7,884

Other Assets
Other assets	6,000	6,000
Computer software development costs, net of amortization	209,194	129,674
Total other asset	215,194	135,674

TOTAL ASSETS	$498,615	$530,893

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,355,290	$3,093,299
Term loan	341,587	341,587
Related party payable	725,000	725,000
Current portion of notes payable, related party	59,350	50,600
Convertible debenture	199,500	199,500
Derivative liability	9,795,499	40,042,463
Liability for stock to be issued - common stock	12,400	18,620
Current portion of notes payable	93,744	65,687
Total current liabilities	14,582,370	44,536,756

Long-term Liabilities
Notes payable, net of current portion	338,995	347,052
Total Long-term liabilities	338,995	347,052

TOTAL LIABILITIES	14,921,365	44,883,808

MEZZANINE (TEMPORARY) EQUITY
Convertible redeemable preferred stock, series B, par value $.0001 per share; 1,500,000 shares authorized; 1,156,250 and 906,250 shares issued, respectively	462,500	362,500
Discount on preferred stock, series B	(120,803)	(131,192)
Total Mezzanine (Temporary) Equity	341,697	231,308

TOTAL MEZZANINE (TEMPORARY) EQUITY	$341,697	$231,308

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, 400,000,000 shares authorized and 20,657,453 and 19,998,203 shares issued and outstanding, respectively	2,066	1,999
Additional paid-in capital	3,692,851	1,658,198
Retained earnings (defict)	(18,459,364)	(46,244,420)
Total stockholders' equity (deficit)	(14,764,447)	(44,584,223)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$498,615	$530,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	Six Months Ended
	June 30,
	2012	2011

REVENUE	$933,656	$1,882,357

COST OF REVENUES
Direct labor and other fringes	93,668	280,180
Subcontractor	608,680	936,097
Other direct costs	8,711	25,165
Amortization of computer software development costs	-	-
Total costs of revenues	711,059	1,241,442

GROSS PROFIT	222,597	640,915

OPERATING EXPENSES
Indirect and overhead labor and fringes	429,893	735,725
Professional fees	281,824	190,574
Business development costs	3,177	4,892
Rent	39,000	44,037
Advertising and promotion	2,584	18,150
General and administrative	53,163	44,702
Stock based compensation	1,777,150	160,193
Depreciation	3,791	9,975
Total operating expenses	2,590,583	1,208,248

NET INCOME (LOSS) FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES	(2,367,986)	(567,333)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(49,139)	-
Fair value adjustment on derivative liability	30,246,964	(606,930)
Interest expense, net of interest income	(44,785)	(31,279)

Total other income (expense)	30,153,040	(638,209)

NET INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	27,785,054	(1,205,542)

Provision for income taxes	-	-

NET INCOME (LOSS) APPLICABLE TO SHARES	$27,785,054	$(1,205,542)

NET INCOME (LOSS) PER BASIC SHARES	$1.37	$(0.07)
NET INCOME (LOSS) PER DILUTED SHARES	$0.20	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	20,282,550	17,741,713

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	135,903,550	17,741,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	Three Months Ended
	June 30,
	2012	2011

REVENUE	$423,927	$851,021

COST OF REVENUES
Direct labor and other fringes	42,436	132,471
Subcontractor	290,767	425,563
Other direct costs	4,396	8,481
Amortization of computer software development costs	-	-
Total costs of revenues	337,599	566,515

GROSS PROFIT	86,328	284,506

OPERATING EXPENSES
Indirect and overhead labor and fringes	117,641	368,414
Professional fees	62,605	116,620
Business development costs	2,792	3,483
Rent	19,500	21,591
Advertising and promotion	1,100	11,374
General and administrative	30,060	16,463
Stock based compensation	1,636,600	60,552
Depreciation	1,892	4,461
Total operating expenses	1,872,191	602,958

NET INCOME (LOSS) FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES	(1,785,863)	(318,452)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(26,339)	-
Fair value adjustment on derivative liability	20,155,338	(900,930)
Interest expense, net of interest income	(23,056)	(15,680)

Total other income (expense)	20,105,943	(916,610)

NET INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	18,320,080	(1,235,062)

Provision for income taxes	-	-

NET INCOME (LOSS) APPLICABLE TO SHARES	$18,320,080	$(1,235,062)

NET INCOME (LOSS) PER BASIC SHARES	$0.89	$(0.07)
NET INCOME (LOSS) PER DILUTED SHARES	$0.13	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	20,563,908	17,741,713

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	136,184,908	17,741,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$27,785,054	$(1,205,542)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Stock based compensation	1,777,150	160,193
Amortization of debt discount	49,139	-
Services rendered for liability for stock to be issued	212,600	-
Fair value adjustment for derivative liability	(30,246,964)	606,930
Amortization of computer software development costs	-	-
Depreciation	3,791	9,975
Change in assets and liabilities
(Increase) decrease in accounts receivable	(24,148)	(28,807)
(Increase) decrease in advances	-	(3,000)
(Increase) decrease in other current assets	-	0
Increase in accounts payable and accrued expenses	261,996	365,616
Increase (decrease) in liability for stock to be issued	-	-
Total adjustments	(27,966,436)	1,109,907
Net cash (used in) operating activities	(181,382)	(95,635)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in computer software costs	(79,520)	(22,519)
Net cash (used in) investing activities	(79,520)	(22,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment) of line of credit, net	-	-
Proceeds received for shares of common stock and stock liability		68,000
(Repayment) of note payable, net	20,000	(21,868)
Proceeds from notes payable - related parties	8,750	0
Proceeds received from convertible debentures	-	0
Proceeds received from convertible preferred	100,000	225,000
Net cash provided by financing activities	128,750	271,132

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(132,152)	152,978

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	152,874	32,828

CASH AND CASH EQUIVALENTS - END OF PERIOD	$20,722	$185,805

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the period for interest	$12,724	$14,952
Cash paid during the period for income taxes	$1,050	$179

SUPPLEMENTAL INFORMATION OF NONCASH ACTIVITY
Stock issued for liability for stock to be issued	$216,500	$-
Conversion of accounts payable and accrued expense for common stock and additional paid in capital or stock liability	$2,320	$89,182
Conversion of convertible debentures and accrued interest for common stock and additional paid in capital or stock liability		66,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred a net loss from operations before other income (expense) of $(2,367,986) and ($567,333) for the six months ended June 30, 2012 and 2011, respectively, and net income (loss) of $27,785,054 and ($1,205,542), respectively. Net income recognized during the six months ended June 30, 2012 is due in large part to the fair value adjustment to the derivative liability of $30,246,964. The Company has an accumulated deficit of $18,459,364 as of June 30, 2012.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Additionally, our overall recurring losses and working capital deficiencies include the move by the federal government to convert contract support spaces to employees. This is negatively impacting our labor rates, hours billed, and ability to expand current contracts. Further, the federal government’s inability to negotiate and implement a comprehensive federal budget has directly impacted our success in acquiring new profitable government contracts. Combined with the continued uncertainty in the commercial market due to the sustained national down-turn in business and associated flat recovery has increased sales cycles and reduced sales opportunities. Additionally, the Company continues to be constrained by its availability of investment capital to the firm. The Company expects the negative cash flow from operations to continue its trend through the next six months, however the Company continues to expand current contract revenue backlog and build its pipeline of contracts. These factors continue to raise significant doubt about the ability of the Company to continue as a going concern.

Management’s plans to address these conditions include continued aggressive efforts to expand the firm’s current business backlog, by obtaining new government and commercial contracts, as well as expanding integrator partnerships and new technology. Commensurate with Management’s aggressive sales development plan; the Company has instituted a comprehensive communications and marketing plan; the hiring of another sales representative, the hire of a Practice Manager for Cyber Security, and the engagement of an external business development organization.. Management believes that these combined efforts will significantly improve the success rate of sales closure within the Company’s robust opportunity pipeline. The Company continues to seek additional capital through the sale of the Company’s stock. Additionally, the executive management team has put into place an aggressive cost and expense savings spending plan to identify and eliminate costs which are directly impacting profitability.

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

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management has determined that as of June 30, 2012, no allowance for doubtful accounts is required.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years). Costs of maintenance and repairs are charged to expense as incurred.

Computer Software Development Costs

During 2012 and 2011 through 2012, the Company capitalized certain software development costs. The Company capitalizes the cost of software in accordance with ASC 985-20 once technological feasibility has been demonstrated, as the Company has in the past sold, leased or otherwise marketed their software, and plans on doing so in the future. The Company capitalizes costs incurred to develop and market their privacy preserving software during the development process, including payroll costs for employees who are directly associated with the development process and services performed by consultants. Amortization of such costs is based on the greater of (i) the ratio of current gross revenues to the sum of current and anticipated gross revenues, or (ii) the straight-line method over the remaining economic life of the software, typically five years. It is possible that those anticipated gross revenues, the remaining economic life of the products, or both, may be reduced as a result of future events. The Company has not developed any software for internal use.

The Company’s CTO administered major modifications to the Company’s core products (i.e. Infer Agent, Infer Text). At the same time he developed an industry specific interface to make the product more end user friendly and more marketable to the general public. These modifications were in response to specific potential customer needs.

During the six months ended June 30, 2012, the Company capitalized $79,520 in computer software costs.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. We enter into certain arrangements where we are obligated to deliver multiple products and / or services (multiple elements). In these transactions, we allocate the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence). The Company generates revenue from application license sales, application maintenance and support, professional services rendered to customers as well as from application management support contracts with commercial and governmental units. The Company’s revenue is generated under time-and-material contracts and fixed-price contracts, usually performing consulting services.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

Concentrations

For the six months ended June 30, 2012 and 2011, the Company derived 82% and 83% of its revenue from three and two customers, respectively. These customers are considered major customers as they represent 10% or more of total revenue. The Company does not believe that there is any customer concentration risk associated with these customers.

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

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

	Six Months Ended
	June 30,	June 30,
	2012	2011

Net income (loss)	$27,785,054	$(1,205,543)

Weighted-average common shares outstanding:
Basic	20,282,550	17,741,713
Convertible Notes	500,000	833,334
Convertible Debenture	99,750,000	1,050,000
Convertible Preferred	1,156,250	450,000
Warrants	8,275,250	6,454,000
Options	5,939,500	5,679,500
Diluted	135,903,550	32,308,547

Basic net income (loss) per share	$1.37	$(0.07)

Diluted net income (loss) per share	$0.20	$(0.07)

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

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

NOTE 3-	FIXED ASSETS

Fixed assets consist of the following as of June 30, 2012 (unaudited) and December 31, 2011, respectively:

	Estimated Useful	June 30,	December 31
	Lives (Years)	2012 (unaudited)	2011

Computer equipment	5	$303,853	$303,853
Office machinery and equipment	5	15,099	15,099
Furniture and fixtures	5	86,934	86,934
Computer software	3	14,895	14,895
Automobile	5	50,914	50,914
		471,695	471,695
Less: Accumulated depreciation		(467,605)	(463,812
Total, net		$4,090	$7,884

Depreciation expense was $3,791 and $9,975 for the six months ended June 30, 2012 and 2011, respectively.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 4-	COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs consist of the following as of June 30, 2012 and December 31, 2011, respectively:

	Estimated Useful	June 30,	December 31,
	Lives (Years)	2012 (unaudited)	2011

Computer software development costs	5	$1,195,918	$1,116,398

Less: Accumulated amortization		(986,724)	(986,724

Total, net		$209,194	$129,674

Amortization expense was $0 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 5-	NOTES PAYABLE

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

As of June 30, the Company has an outstanding principal balance of $347,739.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 5-	NOTES PAYABLE (CONTINUED)

Other

The Company had four notes payables totaling $65,000 at June 30, 2011. Of those four notes payable, three were convertible into shares of common stock at $0.06 per share and accrue interest at the rate of 8% per year and one note payable is not convertible and accrues interest at the rate of 5% per year. In July 2011 two convertible notes, totaling $20,000, and all their accrued interest were converted into shares, leaving one convertible note for $30,000 and one non-convertible note for $15,000.

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

On January 5, 2012, the Company entered in an agreement with one of the note holders to convert $2,400 of interest owed on a convertible note to 40,000 shares of the Company's common stock and to extend the maturity date of the convertible note to December 16, 2012. The debt has not been extended, however, no notice of default has been provided to the Company.

The Company did not pay timely the amounts due on June 22, 2012. As a result, the Company recorded as a “Liability for stock to be issued – common stock” $4,000 (40,000 shares) due under the note agreement.

The total outstanding note payable balance as of June 30, 2012 is $85,000 ($30,000 of which is convertible and $55,000 non-convertible).

The following represent the maturities of the notes payable for the next five years – 2013 - $93,744; 2014- $9,010; 2015 - $9,377; 2016 - $9,759; 2017 - $10,157; and thereafter - $300,692.

NOTE 6-	NOTE PAYABLE – RELATED PARTY

In April 2010, the Company entered into two separate promissory notes with the Company’s President who loaned the Company a total of $26,000 on April 16, 2010 and $24,600 on April 30, 2010. Payments of $1,000 per month commenced July 1, 2010 for five months and the balance due on December 1, 2010. Interest is calculated at 1.5% per month; escalating to 2.5% per month should the monthly $1,000 payments not be made timely. The Company has not made the required $1,000 payments, thus the interest, effective July 1, 2010 on these notes has been accrued at 2.5% per month in accordance with the note agreements. These notes originally due on December 1, 2010 were extended; and the Company agreed to increase the interest rate to 5% per annum. The Company has negotiated an extension with the note holder to extend the note at the same 5% interest rate until September 30, 2012. No extension has been provided to the Company.

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

The total outstanding note payable – related party balance as of June 30, 2012 is $59,350.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

Further, the Company was notified by EGC that it is in material default of the loan for failure to remit the required payments to EGC in a timely fashion and, as such, the loan is immediately due and payable to EGC. Accordingly, the Company has reflected the entire balance as a current liability as of June 30, 2012.

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

The Company recognized the discount as a derivative liability, and in accordance with the ASC, values the derivative liability each reporting period to market. The Company has recognized a gain of $30,246,964 and a loss of ($606,930) for the six months ended June 30, 2012 and 2011, respectively, due to the beneficial conversion of the various instruments. The convertible debentures were to mature from June 2010 to October 2010. The Company entered into an Amendment to Debenture and Warrants which extended the due date of the original $150,000 debenture from June 2010 to August 31, 2010, and then amended the exercise price of the Class B warrants from $0.50 to $0.20 on July 9, 2010.

There were a total of three entities that invested money in the Company and received convertible debentures.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 8-	CONVERTIBLE DEBENTURES (CONTINUED)

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

The Board of Directors, on November 13, 2012, entered into a forbearance agreement with Fourth Street Fund to extend the maturity date of the Debenture to July 24, 2013. The Company also agreed with Fourth Street Fund to correct the amount due under the Debenture, to convert certain interest due under the Debenture, and to issue additional shares of the Company’s common stock under the Class A, B, and C warrant conversions as a result of the dilutive issuance by the Company in December 2010 that reduced the share price of the Company’s common stock to $0.002 per share. Additionally, the Company agreed to allow Fourth Street Capital to gift certain principal amounts of the debenture to a number of persons, and to limit the amount of further reductions for $50,000 of unpaid principal under the Debenture to $0.20 per share in the event that the Company met a new investment financing deadline of December 31, 2012.

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

The third and final debenture holder invested $100,000 and received 150,000 Series A warrants and 40,000 Series B warrants. The entire debenture agreement originally expired on October 31, 2010, but due to the Company’s inability to repay the entire principal by that date, the Company had to amend the expiration of the agreement a total of two times. The first amendment extended the debenture to April 1, 2011 and in return the Company paid to the holder 100,000 shares of common stock and 100,000 Class C warrants that have an exercise price of $.40 cents/share. The Company has entered into its second amendment, which is reflected in the financial statements, which extends the debenture to April 2, 2012 and in return the Company paid to the holder 100,000 shares of common stock. As of this filing date the holder has not converted any principal or warrants and has not been paid any interest. This debenture holder notified the Company on April 2, 2012, that he would not extend his note and thus made notice to the Company for the full payment of principal and accrued and unpaid interest. The Company was unable to repay the principal. On April 13, 2012 the Company filed a Form 8-K to announce that Rahul Argade, a debenture holder, notified the Company that it was in default under the terms of the Debenture for failure to repay the principal amount of $100,000 plus interest due.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 8-	CONVERTIBLE DEBENTURES (CONTINUED)

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

Without knowledge of the Dilutive Issuance, one of the debenture holders (Street Capital) sent notices of conversion on January 19, 2011, May 19, 2011 and December 5, 2011. On each occasion, the Company honored the holder’s conversion request but utilized the Initial Conversion Price of $0.20 instead of the Base Conversion price of $0.002 per share. As a result of the Company's failure to apply the Base Conversion Price listed in the debenture, conversions on January 19, 2011, May 19, 2011 and December 5, 2011, the Company failed to issue 57,737,870 shares of common stock due to Street Capital. Fourth Street Fund whom was assigned this debenture from Street Capital, waived any claim to any shares of the Company's common stock over the number of shares that were actually delivered, and agrees that the amount of debt due under the debenture was converted as a consequence of those conversions was as stated on the conversion notices. With respect to the December 2011 conversion, the amount actually converted was $500 rather than the original $50,000 as stipulated on the conversion notice as a result of the conversion price being adjusted from $0.20 to $0.002 per share. The balance due as of June 30, 2012 to Fourth Street Fund is $99,500.

Additionally, with the change in conversion price to $0.002, and the fact that at December 31, 2011, the Company has a closing stock price of $0.40, this resulted in a significant beneficial conversion feature in these instruments that has been recorded as a derivative liability by the Company in the amount of $38,703,000 of the total $39,628,463 change in the fair value of the derivative liability during 2011. In 2012, because the common stock price has dropped considerably, the fair value adjustment of $30,246,964 has been recorded as other income during the six months ended June 30, 2012 and the derivative liability has decreased to $9,795,499 as of June 30, 2012.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 9-	CONVERTIBLE PREFERRED STOCK AND WARRANTS – SERIES B (CONTINUED)

The modifications made to all three debt instruments, constituted a material modification and as a result, the original debt instrument was extinguished and the new debt instrument was recorded, with the resulting value of the penalty shares and warrants were reflected as a loss on extinguishment.

As of June 30,, 2012, the Company has $199,500 outstanding in convertible debentures with two debenture holders. In June 2011, the Board of Directors authorized the issuance of up to 1,100,000 shares of Series B 10% convertible voting preferred stock (“Series B Shares”) having a stated value of $.50 per share. The Series B shares are valid for 24 months from the date of issuance and are convertible at any time, at the option of the holder, into common shares at a rate of 1:1. Interest will be paid annually, either in cash or in common stock at the Company’s discretion based on the 30 day bid-price moving average. At the end of the 24 month term the Company will convert all outstanding Series B Shares and pay all outstanding interest in cash or in common stock based on the 30 day bid-price moving average.

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

The Company accounted for the Series B Warrants as embedded derivatives that are required to be bifurcated from the carrying value of the equity instrument (Series B Shares). The relative fair value of all the Series B Warrants at their relative issue dates totaled $210,713 and is shown as a discount to the Series B Shares and will be amortized evenly over the 24-month life of the shares. In event that the holder converts any portion of their shares prior to the deadline, the appropriate remaining discount will be expensed immediately.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 9-	CONVERTIBLE PREFERRED STOCK AND WARRANTS – SERIES B (CONTINUED)

The Company accounted for the beneficial conversion feature (“BCF”) of the Series B Shares at fair value and is shown as part of the derivative liability. The value of the BCF now that the per share purchase price was reduced from $.50 to $.40 cents is $289,963 and will be adjusted quarterly. The initial step of the calculation was the determination of the Black-Scholes value assuming no dividends, a risk-free interest rate of 1.25%, annualized volatility between 260% and 316%, and expected warrant life of two years. The next step was apportioning the percent of the fair value of the Series B Shares to the fair value of the Series B Shares and Warrants (52.9%) to the proceeds received of $462,500. This then provided enough information to determine the effective BCF of the Series B Shares. The relative fair value of all the proceeds received at their specific inception dates is as follows: Series B Preferred: $251,788; Series B Warrants: $210,712.

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

As of June 30, 2012, the Company had 20,657,453 shares of common stock issued and outstanding. During the six months ended June 30, 2012, the Company issued 659,250 shares of common stock for services rendered in the amount of $218,820. The Company has an outstanding liability for stock to be issued of $12,400 (60,000 shares) at June 30, 2012.

During the year ended December 31, 2011 the Company issued 2,705,207 shares of common stock as follows: 245,000 as a conversion of outstanding liability for stock to be issued in the amount of $44,750; 302,220 in exchange for $68,000 dollars; 81,092 shares were issued for the conversion of two accounts payable balances totaling $21,082; 300,000 shares were issued for consulting services and 8,000 were issued to the Company’s Chief Technology Advisor for a total value of $62,560; 510,000 shares were issued to extend the maturity dates of the convertible debentures valued at $206,000; 983,002 shares were issued when the principal of convertible debentures and convertible note payables were converted to shares along with their outstanding interest valued at $98,581; 250,893 shares were issued when 435,000 warrants were converted to common stock valued at $8,998; and 25,000 shares were issued to two employees valued at $7,500. The Company also recognized $606,809 for the fair value of warrants and options vested in 2011.

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

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 10-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

The Company issued 4,500,000 warrants to B.K. Gogia as part of his overall compensation package. These warrants have an exercise price of $0.20 per share and expire in five years. These warrants vest based upon achievement of performance objectives mutually agreed between the Company and the Employee and the stock price being not less than $0.50 per share. Mr. Gogia tendered his resignation on April 6, 2012 for good cause and, as a result, the warrants vested. The Company recorded $1,620,000 as of June 30, 2012 in stock-based compensation.

The Company issued 300,000 warrants to an individual in exchange for services previously rendered and recorded. These warrants have an exercise price of $0.20 per share, expire in five years and became fully vested in April 2010. The values of these warrants were $104,736.

As a result of the Company’s failure to comply with the repayment terms of the three convertible debentures, the Company issued Class C Warrants to the three debenture holders. The Company issued a total of 260,000 Class C Warrants with an exercise price of $0.40 and a five year term. The value of these warrants has been expensed and classified as a loss on extinguishment of debt due to the fact that it was considered a material modification of the debt instrument. Thevalue of the Class C Warrants is $25,491.

The Company issued a total of 906,250 warrants as part of the transaction associated with the sale of the Convertible Preferred Series B shares at a price of $.75 per share that expire two years from the issued date (see Note 9).

In September 2011 one convertible debenture holder exercised all their A, B, & C warrants through a cashless exercise,, thus decreasing the total warrants outstanding amount by 435,000.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 10-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

On December 15, 2011, the Company entered into a “Sales Outsourcing Agreement” with Stanley Altschuler to provide direct sales support and closure to pre-determined list of clients. Pursuant to the agreement, Stanley Altschuler would receive compensation that includes a Common Stock Purchase Warrant to purchase 500,000 shares of Common Stock exercisable for five years at $0.45 per share and vest immediately. Additionally, the Agreement provides for “Success Fee” paid to Agent calculated as 10% of gross license revenue and 3.5% of gross services / professional services revenue on sales contracts resulting directly from actions of the Agent. Stanley Altschuler is also a member of Strategic Universal Advisors, LLC, a firm which has a contract with the company to provide investment and public relations consulting services to the Company. The term of the Sales Outsourcing Agreement is one-year. The Company recorded an expense in the amount of $170,000 during the year ended December 31, 2011 in connection with the signing of this agreement. No amount of the success fee was paid.

The Board of Directors, on March 13, 2012 authorized the Company grant to Dr. Jerzy Bala, the Chief Technology Officer, a Common Stock Purchase Warrant to purchase 1,000,000 shares of the Company's common stock, such shares of the warrant to vest immediately upon grant at an exercise price of $.30 per share that are exercisable for a period of five years from the date of grant. The Board of Directors also authorized that the Company grant a Common Stock Purchase Warrant to purchase 150,000 shares of its common stock to another Company employee in recognition of his contributions to the Company. Such shares of the warrant are to vest 50,000 shares on March 13, 2012, and 50,000 shares on the first and second anniversary dates of issue, at an exercise price of $.30 per share that are exercisable for a period of five years from the date of grant. The Company recorded $63,000 as stock based compensation during the three month period ended March 31, 2012 in connection with these issuances.Warrants (continued)

The following is a breakdown of the warrants at June 30, 2012:

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

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 10-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Options

Since October 2007, the Company’s Board of Directors and Shareholders approved the adoption of an option plan for a total of 6,500,000. The Company prior to the reverse merger with Irus exercised all of the options that were outstanding at the time. Subsequent to the reverse merger, the Company issued stock options in connection with certain employment agreements. The Company granted 5,939,500 options, 5,479,500 are vested, and none of which have been exercised as of June 30, 2012. The options vest on a varying schedule with the last date being June 30, 2013.

These options have exercise prices that range from $0.06 to $0.50 and were valued based on the black-scholes model with the following criteria:

Strike Price	$0.06– 0.50
Expected Life of Option	3- 5 yr.
Annualized Volatility	154.93-340.19%
Discount Rate	1.25%
Annual Rate of Quarterly Dividends	None

The value attributable to options that vested for the six months ended June 30, 2012 is $157,150 and is reflected in the condensed consolidated statements of operations as stock based compensation.

NOTE 11-	COMMITMENTS

Office Lease

The Company leases office space in Sterling, Virginia pursuant to a lease with a related party through common ownership related to the former President & CEO, which is currently month to month. The lease provides for an annual rental of approximately $78,000.

Rent expense for the six months ended June 30, 2012 and 2011 was $39,000.

Board of Advisors Agreements

The Company’s board of directors approved the addition of two members to its Board of Advisors. Each of these members will provide assistance to the Company with respect to their healthcare solution and predictive technology to prospective banking, insurance and healthcare customers. As consideration for the placement on the Board of Advisors, the Company has, in addition to quarterly cash payments, granted those Advisors options under their 2007 Stock Incentive Plan that vest over a two-year period of time commencing in May 2010. Per agreement with one of the Board of Advisors members, the Company has not made the quarterly cash payments owing to that Advisor due to cash flow and liquidity issues. The Company has included these fees in their condensed consolidated statements of operations for the six months ended June 30, 2012 and 2011.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 11-	COMMITMENTS (CONTINUED)

Consulting Agreements

The Company has entered into consulting agreements with marketing and strategic consulting groups with terms that do not exceed one year. These companies are to be paid fees for the services they perform. The Company has included these fees in their condensed consolidated statements of operations for the six months ended June 30, 2012 and 2011.

On January 26, 2010, the Company entered into an agreement with Coady Diemar Partners, LLC, an investment banker in connection with investment banking services. Pursuant to the agreement, Coady Diemar Partners, LLC received a retainer of $30,000 payable in two tranches of $15,000, and received 150,000 warrants as well as an 8% fee on amounts raised. The term of the agreement was for one-year. The warrants did not vest until June 2010.

In June 2010, the Company entered into a consulting agreement with a company to provide financial services and locate potential investment opportunities. The term of the agreement was for one-year, and the consultant was to receive monthly payments of $7,500, 300,000 shares of restricted common stock, and 900,000 warrants that vest over the one-year period and upon certain financing criteria being met. 300,000 of the warrants vested and the fees are included in the condensed consolidated statements of operations. The agreement terminated in February 2011, and the remaining 600,000 unvested warrants were cancelled.

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

On March 2, 2011, The Board of Directors entered into an agreement with Assured Value Advisors, Inc., a merchant and investment banking services consultant in connection with investment banking services. Pursuant to the agreement, Assured Value Advisors, Inc. received 500,000 options to purchase shares of the Company's common stock; 300,000 vested during 2011(valued at $122,082 and included in 2011stock based compensation), and the remaining 200,000 vested in the first quarter of 2012 (valued at $66,000 and included in 2012 stock based compensation).

On March 28, 2011, The Board of Directors granted two employees 45,000 options to purchase shares of the Company's common stock; all of which vested upon grant. Employees’ grant of options was based on achievement of performance milestones. The vested options were valued at $13,370. The Company has included these fees in their condensed consolidated statements of operations.

On May 2, 2011, the Board authorized a consulting agreement with a consultant to provide comprehensive technical strategy assessment. The consulting contract was executed for a two-month period for a consulting fee of $8,000 and the issuance of 8,000 shares.

On January 5, 2012, the Company entered in an agreement with Dave Stocking to convert $2,400 of interest owed on a convertible note issued by the Company to 40,000 shares of the Company's common stock and to extend the maturity date of of the convertible note to December 16, 2012.

On February 24, 2012, the Company entered into a consulting agreement with Manish Nandy to provide marketing assistance, primarily in the healthcare area, and proposal development services to support several Company customer initiatives. The term of the agreement was for three months, in exchange for $6,500 and 37,500 common shares valued at $15,000.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 11-	COMMITMENTS (CONTINUED)

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

On December 22, 2011 and February 24, 2012 the Company entered into a promissory note agreement with Sanjeev Kohli and Pyush Kumar, respectively, in the principal amount of $20,000 each pursuant to which Mr. Kohli shall receive 20,000 shares of the Company's common stock and an additional 40,000 shares of the Company's common stock in the event that the unpaid principal and accrued interest is not paid within six months of the date of the promissory note. No payment was made, and these shares have been accrued for in the condensed consolidated statement of operations for the six months ended June 30, 2012.

On February 24, 2012, the Company entered into an agreement with a consultant for various services, including assistance with financings, in exchange for a common stock grant of 150,000 shares of the Company's common stock.

On March 13, 2012, the Company entered into Consulting Agreement with Amrit Chase to provide assistance with the timely filing of the Company's Form 10-K for the year ended December 31, 2011. Under the terms of the Consulting Agreement, Amrit Chase received 150,000 shares of the Company's common stock and a payment of $10,000.

On March 13, 2012, the Company entered into Consulting Agreement with Ray Piluso to provide assistance with the timely filing of the Company's Form 10-K for the year ended December 31, 2011. Under the terms of the Consulting Agreement Ray Piluso received 100,000 shares of the Company's common stock.

Employment Agreements

During the year ended December 31, 2009, the Company entered into four separate employment agreements with their key executives. The employment agreements range from three to five years, and require the Company to compensate the key executives for a base salary, as well as provide for incentive compensation. In addition, the executives were granted in total 3,250,000 stock options that vest through December 2011. The Company also entered into another employment agreement in January 2010 which granted an additional 20,000 options to an employee. This agreement was for a period of two years. In August and September 2011 the Company hired two employees who were to receive 200,000 options that vest equally over the next eight quarters and 60,000 options that vest equally over the next four quarters, respectively. As of June 30, 2012 a total of 160,000 options from these two employment agreements have vested and were valued at a total of $41,238. The Company has included these fees in their condensed consolidated statements of operations.

NOTE 12–	PROVISION OF INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. At June 30, 2012 deferred tax assets consist of the following:

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 12-	PROVISION FOR INCOME TAXES (CONTINUED)

Net operating losses	$1,689,703

Valuation allowance	$(1,689,703)

$-

At June 30, 2012, the Company had net operating loss carry forward in the approximate amount of $4,969,715 available to offset future taxable income through 2032. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 13-	RELATED PARTY TRANSACTIONS

The Company incurred rent expense in the amount of $39,000for the six months ended June 30, 2012 and 2011 to a company owned by a relative of an officer of the Company. In addition, the Company has outstanding fees due the former President & CEO of $725,000 as of June 30, 2012 relating to past due distributions prior to the reverse merger.

NOTE 14-	MAJOR CUSTOMERS

For the six months ended June 30, 2012 and 2011, the Company derived 82% and 83% of its revenue from three and two customers, respectively. These customers are considered major customers as they represent 10% or more of total revenue. The Company does not believe that there is any customer concentration risk associated with these customers.

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

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 15-	FAIR VALUE MEASUREMENTS (CONTINUED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	Level 1	Level 2	Level 3	Total

Cash	$20,722	$-	$-	$20,722

Total assets	$20,722	$-	$-	$20,722

Convertible debentures, net of discount	$-	$-	$199,500	$199,500

Embedded conversion feature and derivative	$—	$-	$9,795,499	$9,795,499

Total liabilities	$-	$-	$9,994,999	$9,994,999

NOTE 16-	SUBSEQUENT EVENTS

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

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

On October 25, 2012, the Company filed a Certificate of Designation pursuant to Section 151 of the General Corporation Law of the State of Delaware to designate the rights and preferences of the 1,500,000 Series B Redeemable Convertible Preferred Stock that bear interest at the rate of 10% per annum, such interest to be paid annually in cash or in kind based upon the 30 day bid price moving average, at the Company’s discretion.

The Board of Directors, on November 13, 2012, entered into a forbearance agreement with Fourth Street Fund to extend the maturity date of the Debenture to July 24, 2013. The Company also agreed with Fourth Street Fund to correct the amount due under the Debenture, to convert certain interest due under the Debenture, and to issue additional shares of the Company’s common stock under the Class A, B, and C warrant conversions as a result of the dilutive issuance by the Company in December 2010 that reduced the share price of the Company’s common stock to $0.002 per share. Additionally, the Company agreed to allow Fourth Street Capital to gift certain principal amounts of the debenture to a number of persons~~,~~ and to limit the amount of further reductions for $50,000 of unpaid principal under the Debenture to $0.20 per share in the event that the Company met a new investment financing deadline of December 31, 2012.

In an effort to obtain required equity or debt financing for technology development, market penetration and revenue growth, the Board of Directors sought additional financing on October 2, 2012, the Board of Directors authorized the sale of an aggregate 16,666,667 shares of the Company’s common stock for a maximum purchase price of $500,000 based upon a per share price of $0.03, or a pre-money valuation of approximately $3,000,000, and established an aggregate minimum purchase of $200,000, representing 6,666,666 shares of the Company’s common stock. These shares were to be issued to equity investors as a unit of the Company’s common stock and a warrant exercisable for five years to purchase 50% of the number of shares of common stock purchased by each investor, at an exercise price of $0.05 per share.

Under the terms of the above financing, the Company received on December 4, 2012 from one investor $6,000, representing the sale of 200,000 shares of the Company’s common stock and issued a warrant exercisable for five years to purchase 100,000 shares of common stock at an exercise price of $0.05 per share.

To meet critical short-term financial requirements the Company entered into a 5% Convertible Promissory Note, with an investor in the amount of $13,000. Under the terms of the Note, the entire principal amount, together with all accrued interest is due on January 2, 2013.

The Board of Directors on December 14, 2012 approved the issuance of two warrants, one for 2,000,000 shares of the Company’s common stock to a consultant in connection with finding a new management team and additional financing for the Company, and a second warrant for 3,000,000 shares of the Company’s common stock to B.K. Gogia for his executive leadership and crisis management role that has allowed the Company to continue to operate, raise additional equity financing and complete the filing of the Company's Form 10-K. All warrants vest upon the closing of an initial equity investment of $200,000. In addition, Mr. Gogia was granted 1,500,000 shares of the Company's common stock in recognition of the assistance he has assumed role of Acting President and CEO without any salary and for recruiting a new management team.

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 16-	SUBSEQUENT EVENTS (CONTINUED)

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

The Company added two advisors to its Board of Advisors on December 17, 2012, Robert King and Manish Nandy, and two additional advisors on March 6, 2013, Dr. Oliver Alabaster and Lawrence Hoffman.

The Company leased office space with a related party through common ownership to the former President & CEO.  The lease was terminated on April 15, 2013. The Company entered into a new lease agreement with an unrelated party on May 1, 2013.  The terms of the lease are $1,800 per month on a month to month basis. .

The Company entered into a convertible loan agreement with an investor in the amount of $64,000.  The loan is payable within 5 months of issuance, has an annual interest rate of 10%, and is convertible at any time into common stock at $0.03 per share.  In connection with the loan, the investor was issued 2,000,000 warrants with an exercise price of $0.05 per share that are exercisable for five years from the date of issuance.

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

The Irus Group, Inc. (“Irus”), founded in 1996, was a consulting firm specializing in bridging corporate performance management and business intelligence systems to help clients answer challenging business questions. Irus’ specific domain expertise revolved around the planning, consulting, implementation and development of complex business intelligence solutions. Irus developed knowledge in enterprise budgeting and planning systems, allowing it to provide their customers, which have included government, financial services, retail, manufacturing, and telecommunications companies, many critical systems and processes for business intelligence into corporate performance management solutions.

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

Following our merger with the Irus Group, we expanded our customer base and services offerings, which we believed would increase our revenues and expenses in comparison to recent periods. Our services business, which represented over 99% of our total revenues in fiscal 2011, has significantly lower margins than our software business. The proportion of our services revenues relative to our total revenues in the six months ended June 30, 2012 was affected by our continued focus on the PA software side of the business and the continued uncertainty of the U.S. Government budget.

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

Software Business: Our software business is comprised of two operating segments: (i) new software licenses and (ii) software license updates and product support. The company made significant investment in developing new healthcare and financial services solutions working with partners as addressed in business section. We expect that our software business’ total revenues in 2014 will increase due to the continued demand for our PA software products and software license updates and product support offerings. InferX will continue to make further investments in research and development to meet customer demand and changing market conditions. Future software revenues will significantly increase, as we bring to market our software-as-a-service (SaaS) and platform-as-a-service (PaaS) delivery models.

During this fiscal quarter, the Company continued to place great emphasis on the enhancement and development of our core technology products and the adaptation into market-sector specific solutions. This concentration of effort resulted in higher overhead, on a year over year basis, consisting primarily of personnel related expenditures; as noted by the recent management hire for our Cyber Security solution. We intend to continue to invest significantly in our product research and development and market-driven technology solutions which are essential to maintaining our competitive position.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. We enter into certain arrangements where we are obligated to deliver multiple products and/or services (multiple elements). In these transactions, we allocate the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence). We generate revenue from application license sales, application maintenance and support, professional services rendered to customers as well as from application management support contracts. Ourrevenue is generated under time-and-material contracts and fixed-price contracts, usually performing consulting services.

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

Income (Loss) Per Share of Common Stock

Basic net income (loss) per common share (“EPS”) is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

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

Six Months Ended June 30, 2012 and 2011

Revenue

Revenue for the six months ended June 30, 2012 was $933,656, a decrease from $1,882,357 for the same period in 2011; an approximate 50% decrease, our revenues were directly impacted by the termination of a couple of US Government contracts, which directly impacted our revenue delivered government contracts and US Governments authority to finalize new contract starts to coincide with the previous contract termination. This situation also reflects the continuing uncertain economic environment across all of our focus market areas and the slowness of the national economic recovery. From a customer market perspective, we did not see a significant improvement in the business environment for capital expenditures across our enterprise, commercial, and government markets, during the six months ended June 30, 2012.

Cost of Revenues

Costs of revenues for the six months ended June 30, 2012 were $711,059, an approximate 43 % decrease from $1,241,442 for the same period in 2011. The decrease resulted primarily from lower revenue and the associated lower attributable subcontractor costs as well as benefits from our ongoing program to optimize efficiency and reduce delivery costs.

Gross Margin

In the six months ended June 30, 2012, our gross margin percentage decreased to 24% compared from approximately 34% from the corresponding period of fiscal 2011. This decrease in gross margin percentage for the six months ended June 30, 2012 was the result of a substantial reduction in cost of goods sold which was less than the decrease in revenue.

Operating Expenses

For the six months ended June 30, 2012 operating expenses increased by approximately 114% from the corresponding period of fiscal 2011, which was primarily attributable to an increase in stock based compensation, offset by a reduction in labor costs.

Other Income (Expense)

Other income (expense) increased primarily due to a benefit recorded for the fair value adjustment of $30,246,964.

Contract Backlog

At June 30, 2012 and December 31, 2011, our estimated backlog was $6,433,500 and $5,790,000, respectively, of which $2,369,000 and $4,752,000, respectively, was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our Government Wide Acquisition Contracts (GWAC) or other multiple-award contract vehicles, or sales and services of our PA technology.

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

Liquidity and Capital Resources

We had cash of $20,722 of June 30, 2012. During the six months ended June 30, 2012, we used approximately $181,382 from our operating activities. Operations were funded primarily from consulting revenue generated in the six month period.

We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses in light of the requirements created by our business plan and enhancement of our core technology products and the adaptation of that technology into market-sector specific solutions. We are currently expending approximately $292,000 per month to support our operations, and anticipate spending $262,000 monthly through December 31, 2012 and 2013. We expect to raise additional financing through the sale of common stock to supplement the cash generated from our existing contracts. We believe this will be sufficient to fund our operations until additional financing is procured. If we are unable to generate sufficient cash through the sale of our convertible preferred, preferred and common stock it will be necessary for us to further reduce expenses to manage our business. Although we believe the additional capital required will be provided through one of these sources, we cannot assure you that we will be successful in these financing efforts or accepting financing at acceptable prices. Our failure to generate such revenue, reduce expenses or obtain necessary financing could impair our ability to continue business operations and raises substantial doubt about our ability to remain as a going concern.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective due to the existence of material weaknesses in our internal control over financial reporting as discussed in our Form 10-K for the year ended December 31, 2011.

Changes in Internal Control over Financial Reporting

No changes of internal control over financial reporting were made in the three months ended June 30, 2012.

Inherent Limitations on Effectiveness of Controls

Our management does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

If we were to lose the services of Dr. Jerzy Bala, Raimondo Piluso, Vijay Suri or B.K. Gogia, or other members of our senior management team, we may not be able to execute our business strategy.

Our future success depends in a large part upon the continued service of key members of our senior management team. On April 13, 2012 we filed a Form 8-K disclosing that B.K. Gogia, President of our Technology Systems Group, and Raimondo Piluso, Chief Operating Officer, resigned as a result of a disagreement regarding the business direction of the company, which has adversely affected our backlog of funded service contracts. Dr. Jerzy Bala, our CTO, resigned on June 15, 2012. The loss of their services may have a material adverse effect on our ability to grow our services and software businesses and obtain the financing necessary to do so.

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

Revenues derived from federal government contracts accounted for 82% of our revenues in the first six months of 2012. We expect that government contracts will significantly decline as a result of the conclusion of our government contracts. We must, therefore, concentrate on sale of our software products to continue to remain in business.

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

Item 6.	Exhibits.

31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: June 10, 2013	InferX Corporation

	By:	/s/ Paul B. Silverman
Paul B. Silverman, President, CEO and CFO
(Principal Executive, Financial and
Accounting Officer)

