Form 10-Q
period 2012-09-30
INFERX CORP
filed 2013-08-05
CIK 1329548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 15, 2012, there were 49,668,713 outstanding shares of the registrant’s common stock, $.0001 par value.

INFERX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 (UNAUDITED) AND AND DECEMBER 31, 2011

	September 30,	December 31,
	2012	2011
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$50,281	$152,874
Accounts receivable	88,069	231,822
Prepaid Expenses	2,639	2,639
Total current assets	140,989	387,335

Fixed assets, net of depreciation	3,676	7,884

Other Assets
Other assets	6,000	6,000
Computer software development costs, net of amortization	-	129,674
Total other asset	6,000	135,674

TOTAL ASSETS	$150,665	$530,893

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,259,433	$3,093,299
Term loan	341,587	341,587
Related party payable	725,000	725,000
Current portion of notes payable, related party	59,350	50,600
Convertible debenture	199,500	199,500
Derivative liability	4,788,000	40,042,463
Liability for stock to be issued - common stock	16,400	18,620
Current portion of notes payable	432,739	65,687
Total current liabilities	9,822,009	44,536,756

Long-term Liabilities
Notes payable, net of current portion	-	347,052
Total Long-term liabilities	-	347,052

TOTAL LIABILITIES	9,822,009	44,883,808

MEZZANINE (TEMPORARY) EQUITY
Convertible redeemable preferred stock, series B, par value $.0001 per share;
1,500,000 shares authorized; 1,156,250 and 906,250 shares issued, respectively	462,500	362,500
Discount on preferred stock, series B	(94,464)	(131,192)
Total Mezzanine (Temporary) Equity	368,036	231,308

TOTAL MEZZANINE (TEMPORARY) EQUITY	$368,036	$231,308

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, 400,000,000 shares authorized and 20,657,453 and 19,998,203 shares issued and outstanding, respectively	2,066	1,999
Additional paid-in capital	3,694,101	1,658,198
Retained earnings (defict)	(13,735,546)	(46,244,420)
Total stockholders' equity (deficit)	(10,039,379)	(44,584,223)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$150,665	$530,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	Nine Months Ended
	September 30,
	2012	2011

REVENUE	$1,325,318	$2,789,456

COST OF REVENUES
Direct labor and other fringes	116,328	405,594
Subcontractor	899,237	1,425,545
Other direct costs	8,710	33,596
Total costs of revenues	1,024,275	1,864,735

GROSS PROFIT	301,043	924,721

OPERATING EXPENSES
Indirect and overhead labor and fringes	463,176	1,141,067
Professional fees	294,325	275,345
Business development costs	3,201	8,584
Rent	58,500	64,821
Advertising and promotion	3,784	21,560
General and administrative	76,941	65,331
Stock based compensation	1,778,400	232,458
Depreciation, amortization, and impairment	219,020	14,266
Total operating expenses	2,897,347	1,823,432

NET INCOME (LOSS) FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES	(2,596,304)	(898,711)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(75,478)	(19,266)
Loss on extinguishment of debt	-	(127,723)
Fair value adjustment on derivative liability	35,128,550	232,975
Interest expense, net of interest income	(73,804)	(53,269)

Total other income (expense)	34,979,268	32,717

NET INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	32,382,964	(865,994)

Provision for income taxes	-	-

NET INCOME (LOSS) APPLICABLE TO SHARES	$32,382,964	$(865,994)

NET INCOME (LOSS) PER BASIC SHARES	$1.59	$(0.05)
NET INCOME (LOSS) PER DILUTED SHARES	$0.24	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	20,408,430	18,158,829

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	136,029,430	33,987,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	Three Months Ended
	September 30,
	2012	2011

REVENUE	$391,662	$907,099

COST OF REVENUES
Direct labor and other fringes	22,660	125,414
Subcontractor	290,556	489,448
Other direct costs	-	8,431
Total costs of revenues	313,216	623,293

GROSS PROFIT	78,446	283,806

OPERATING EXPENSES
Indirect and overhead labor and fringes	33,283	405,342
Professional fees	12,501	84,771
Business development costs	24	3,692
Rent	19,500	20,784
Advertising and promotion	1,200	3,410
General and administrative	23,778	20,629
Stock based compensation	1,250	72,265
Depreciation, amortization, and impairment	215,229	4,291
Total operating expenses	306,765	615,184

NET INCOME (LOSS) FROM OPERATIONS BEFORE OTHER EXPENSE AND PROVISION FOR INCOME TAXES	(228,319)	(331,378)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(26,339)	(19,266)
Loss on extinguishment of debt	-	(127,723)
Fair value adjustment on derivative liability	4,881,586	839,905
Interest expense, net of interest income	(29,019)	(21,990)

Total other income (expense)	4,826,228	670,926

NET INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	4,597,909	339,548

Provision for income taxes	-	-

NET INCOME (LOSS) APPLICABLE TO SHARES	$4,597,909	$339,548

NET INCOME (LOSS) PER BASIC SHARES	$0.22	$0.02
NET INCOME (LOSS) PER DILUTED SHARES	$0.03	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	20,657,453	18,158,829

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	136,278,453	33,987,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$32,382,964	$(865,994)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Stock based compensation	1,778,400	232,457
Amortization of debt discount	75,478	19,266
Services rendered for liability for stock to be issued	212,600	-
Fair value adjustment for derivative liability	(35,128,550)	(232,974)
Depreciation, amortization, and impairment	219,020	14,266
Change in assets and liabilities
(Increase) decrease in accounts receivable	143,753	(38,891)
(Increase) decrease in advances	-	(2,837)
Increase in accounts payable and accrued expenses	170,137	620,854
Total adjustments	(32,529,162)	612,141
Net cash (used in) operating activities	(146,198)	(253,853)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in computer software costs	(85,145)	(62,037)
Increase in fixed assets	-	(3,938)
Net cash (used in) financing activities	(85,145)	(65,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayment) of note payable, net	20,000	(21,868)
Proceeds received from common shares and stock liabilty	-	68,000
Proceeds from notes payable - related parties	8,750	-
Proceeds received from convertible preferred	100,000	362,500
Net cash provided by financing activities	128,750	408,632

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(102,593)	88,804

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	152,874	32,828

CASH AND CASH EQUIVALENTS - END OF PERIOD	$50,281	$121,632

SUPPLEMENTAL INFORMATION OF CASH FLOW ACTIVITY
Cash paid during the period for interest	$12,724	$22,438
Cash paid during the period for income taxes	$1,050	$12,063

SUPPLEMENTAL INFORMATION OF NONCASH ACTIVITY
Stock issued for liability for stock to be issued	$216,500	$44,750
Conversion of convertible debentures for common stock	$-	$100,691
Conversion of accounts payable for common stock	$2,320	$216,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

InferX was incorporated under the laws of Delaware in 1999. On December 31, 2005, InferX and Datamat Systems Research, Inc. (“Datamat”), a company incorporated in 1992 under the corporate laws of the Commonwealth of Virginia, executed an Agreement and Plan of Merger (the “Merger”). InferX and Datamat had common majority directors. The financial statements herein reflect the combined entity, and all intercompany transactions and accounts have been eliminated. As a result of the Merger, InferX merged with and into Datamat, the surviving entity. Upon completion of the Merger, Datamat changed its name to InferX Corporation.

InferX was formed to develop and commercially market computer applications software systems that were initially developed by Datamat with grants from the Missile Defense Agency. Datamat was formed as a professional services research and development firm, specializing in the Department of Defense contracts. The Company provided services and software to the United States government and to commercial entities as well.

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

The Merger Agreement also provides that, at the effective time of the Merger, the Company’s Board of Directors agreed to appoint Vijay Suri, President and CEO of the Company and have Vijay Suri fill a vacancy on its Board of Directors. In addition, effectiveness of the Merger Agreement is conditional upon (i) the Company restructuring existing debt by converting the existing debt and warrants to common stock with the intention of having no more than 57-60 million shares of its common stock outstanding prior to a reverse split of not less than 1:10; (ii) the Company using its best efforts to reduce its accounts payable by 70%, (iii) Vijay Suri, President and CEO of The Irus Group executing an employment agreement with the Company, and (iv) additional customary closing conditions relating to delivery of financial statements, closing certificates as to representations and warranties, and the delivery of any required consents or government approvals. Mr. Suri resigned effective July 17, 2012.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

In accordance with the terms of the merger, the Company's shareholders approved an increase the authorized common shares from 75,000,000 to 400,000,000 and effected a 1:20 reverse split. All share and per share amounts have been presented on a post-split basis.

On October 27, 2009, the Company and Irus completed the merger. As consideration for the Merger, the Company issued 9,089,768 shares of common stock to Vijay Suri, the sole stockholder of Irus. As part of their employment agreements signed on October 27, 2009, both Vijay Suri and B.K. Gogia were issued 1,000,000 shares of preferred stock. On June 2, 2010, the Board rescinded the 1,000,000 shares of preferred stock and issued Vijay Suri and B.K. Gogia 1,000,000 shares of common stock in recognition of their personal guarantee of certain corporate debt of the Company.

Irus was a consulting firm advising on the planning, implementation and development of complex business intelligence and corporate performance management systems for a broad cross-section of clients in the government, financial services, retail, manufacturing, and telecommunications markets, including MasterCard, JP Morgan Chase, ConAgra, and the US Navy, and collaborated with a wide range of technology partners including Oracle, IBM/Cognos and Microsoft.

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

Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred a net loss from operations before other income (expense) of $(2,596,304) and ($898,711) for the nine months ended September 30, 2012 and 2011, respectively, and net income (loss) of $32,382,964 and ($865,994), respectively. Net income recognized during the nine months ended September 30, 2012 is due in large part to the fair value adjustment to the derivative liability of $35,128,550. The Company has an accumulated deficit of $13,735,546 as of September 30, 2012.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

Management’s plans to address these conditions include continued aggressive efforts to expand the firm’s current business backlog, by obtaining new government and commercial contracts, as well as expanding integrator partnerships and new technology. Commensurate with Management’s aggressive sales development plan; the Company has instituted a comprehensive communications and marketing plan; the hiring of another sales representative, the hire of a Practice Manager for Cyber Security, and the engagement of an external business development organization.. Management believes that these combined efforts will significantly improve the success rate of sales closure within the Company’s opportunity pipeline. The Company continues to seek additional capital through the sale of the Company’s stock. Additionally, the executive management team has put into place an aggressive cost and expense savings plan to identify and eliminate costs which are directly impacting profitability.

The Company’s long-term success is dependent upon it obtaining sufficient capital to fund its operations; development of its products; and launching its products to the worldwide market. These factors will contribute to the Company’s obtaining sufficient sales volume to be profitable. To achieve these objectives, the Company may be required to raise additional capital through public or private financings or other arrangements. It cannot be assured that such financings will be available on terms attractive to the Company, if at all. Such financings may be dilutive to existing stockholders and may contain restrictive covenants.

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

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management has determined that as of September 30, 2012, no allowance for doubtful accounts is required.

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

During the quarter ended September 30, 2012, the Company recorded an impairment loss in the amount of $214,819 due to an inability to project sales from the product relative to these costs. The charge is reflected in depreciation, amortization and impairment expense.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

Concentrations

For the nine months ended September 30, 2012 and 2011, the Company derived 86% and 90% of its revenue from three and one customers, respectively. These customers are considered major customers as they represent 10% or more of total revenue. The Company does believe that there is customer concentration risk associated with these customers as well as impact of Defense budget reduction given its future focus.

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

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

	Nine Months Ended
	September 30,	September 30,
	2012	2011

Net income (loss)	$32,382,964	$(865,994)

Weighted-average common shares outstanding:
Basic	20,408,430	18,158,829
Convertible Notes	500,000	500,000
Convertible Debenture	99,750,000	1,000,000
Convertible Preferred	1,156,250	906,250
Warrants	8,275,250	6,475,250
Options	5,939,500	5,679,500
Diluted	136,029,430	32,979,829

Basic net income (loss) per share	$1.59	$(0.05)

Diluted net income (loss) per share	$0.24	$(0.05)

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

Recent Issued Accounting Standards

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS . FASB ASU 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company has adopted this amended guidance on October 1, 2012. It does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 3-	FIXED ASSETS

Fixed assets consist of the following as of September 30, 2012 (unaudited) and December 31, 2011, respectively:

	Estimated Useful	September 30, 2012	December 31
	Lives (Years)	(unaudited)	2011

Computer equipment	5	$303,853	$303,853
Office machinery and equipment	5	15,099	15,099
Furniture and fixtures	5	86,934	86,934
Computer software	3	14,895	14,895
Automobile	5	50,914	50,914
		471,695	471,695
Less: Accumulated depreciation		(468,019)	(463,812
Total, net		$3,676	$7,884

Depreciation expense was $4,201 and $9,975 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 4-	COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs consist of the following as of September 30, 2012 and December 31, 2011, respectively:

	Estimated Useful	September 30, 2012	December 31,
	Lives (Years)	(unaudited)	2011

Computer software development costs	5	$1,201,543	$1,116,398

Less: Accumulated amortization		(986,724)	(986,724
Less: Impairment loss		(214,819)

Total, net		$-	$129,674

Amortization expense was $0 for the nine months ended September 30, 2012 and 2011, respectively. The Company impaired $214,819 in the nine months ended September 30, 2012.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

The Company must comply with the default provisions contained in the Note. The Company is in default under the Note if it does not make a payment under the Note, or if it: a) fails to comply with any provision of the Note, the Loan Authorization and Agreement, or other Loan documents; b) defaults on any other SBA loan; c) sells or otherwise transfers, or does not preserve or account to SBA’s satisfaction for, any of the collateral (as defined therein) or its proceeds; d) does not disclose, or anyone acting on their behalf does not disclose, any material fact to the SBA; e) makes, or anyone acting on their behalf makes, a materially false or misleading representation to the SBA; f) defaults on any loan or agreement with another creditor, if the SBA believes the default may materially affect the Company’s ability to pay this Note; g) fails to pay any taxes when due; h) becomes the subject of a proceeding under any bankruptcy or insolvency law; i) has a receiver or liquidator appointed for any part of their business or property; j) makes an assignment for the benefit of creditors; k) has any adverse change in financial condition or business operation that the SBA believes may materially affect the Company’s ability to pay this Note; l) dies; m) reorganizes, merges, consolidates, or otherwise changes ownership or business structure without the SBA’s prior written consent; or n) becomes the subject of a civil or criminal action that the SBA believes may materially affect the Company’s ability to pay this Note. The Company is in default on its obligation, as noted in the following paragraph.

On June 16, 2013, the SBA informed the Company that the loan was in default and out of compliance with respect to one of the covenants and proposed that the Company enter into an agreement to become compliant or it would accelerate repayment of the unpaid principal and interest. The Company is negotiating with the SBA to become compliant while working with the SBA to file appropriate documents removing the personal guarantee of the Gogia family. As a result of this notice, the Company has reclassified the remaining balance as current as of September 30, 2012.

As of September 30,2012 the Company has an outstanding principal balance of $347,739.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

Due to the Company’s need for additional financing, the Board of Directors on February 24, 2012, approved the receipt of investment funds from two new investors in the amount of $20,000 each. The investments are in the form of 8% promissory notes due in nine months, on June 22 and July 22, 2012, respectfully. Additionally, the note holders received upon issuance of the Note, 20,000 shares of the Company’s common stock, par value $0.0001 per share. The Company also agreed that should the Company fail to pay interest and principal due at the maturity date, the Note Holder shall receive an additional 40,000 shares of Common Stock. The Company received on December 22, 2011, $20,000 under a promissory note from an individual; then the Company received another $20,000 on January 22, 2012, under a promissory note similar to the one received on December 22, 2011.

On January 5, 2012, the Company entered in an agreement with one of the note holders to convert $2,400 of interest owed on a convertible note to 40,000 shares of the Company's common stock and to extend the maturity date of the convertible note to December 16, 2012. The debt has not been extended, however, no notice of default has been provided to the Company.

The Company did not pay timely the amounts due on June 22, 2012 and July 22, 2012. As a result, the Company recorded as a “Liability for stock to be issued – common stock” $4,000 (40,000 shares) due under the note agreements during the quarters ended June 30, 2012 and September 30,2012.

The total outstanding note payable balance as of September 30, 2012 is $85,000 ($30,000 of which is convertible and $55,000 non-convertible).

All amounts outstanding are due within the next twelve months.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 6-	NOTE PAYABLE – RELATED PARTY

In April 2010, the Company entered into two separate promissory notes with the Company’s President who loaned the Company a total of $26,000 on April 16, 2010 and $24,600 on April 30, 2010. Payments of $1,000 per month commenced July 1, 2010 for five months and the balance due on December 1, 2010. Interest is calculated at 1.5% per month; escalating to 2.5% per month should the monthly $1,000 payments not be made timely. The Company has not made the required $1,000 payments, thus the interest, effective July 1, 2010 on these notes has been accrued at 2.5% per month in accordance with the note agreements. These notes originally due on December 1, 2010 were extended; and the Company agreed to increase the interest rate to 5% per annum. This note is currently in default and settlement negotiations are in process.

On February 24, 2012, the Board of Directors approved the loan of a related party, Vijay Suri, President & CEO, in the amount of $8,750 for the specific purposes of financing critical payroll and other Company payment obligations. The Board authorized the Company to issue a third Promissory note with a principal amount of $8,750 with interest to accrue at 5% per annum; and payable in six months. Further, since the Company has been unable to repay any amounts toward principal related to Mr. Suri’s promissory notes, the Company was forced to reset the interest rate to the penalty rate of 5% annually.

The total outstanding note payable – related party balance as of September 30, 2012 is $59,350.

NOTE 7-	TERM LOAN

The Company had a line of credit in the amount of $850,000 as of December 31, 2011 with Citibank, N.A. with an outstanding balance of $341,587.

Effective March 9, 2012, the Line-of-Credit with Citibank, N.A. was sold to Entrepreneur Growth Capital, LLC. Through this action, the line of credit was terminated and is now a term loan secured by the Company’s assets, accounts receivables, and the personal guarantee by Vijay Suri, the Company’s President & CEO, per the terms of the original agreement and stipulated by Entrepreneur Growth Capital, LLC through the acquisition of the note from Citibank.

Further, the Company was notified by EGC that it is in material default of the loan for failure to remit the required payments to EGC in a timely fashion and, as such, the loan is immediately due and payable to EGC. Accordingly, the Company has reflected the entire balance as a current liability as of September 30, 2012.

The loan accrues interest at annual interest rates of prime plus ¼ %. The Company successfully negotiated a payment plan with EGC and prior payment issues are resolved.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

The Company recognized the discount as a derivative liability, and in accordance with the ASC, values the derivative liability each reporting period to market. The Company has recognized a gain of $35,128,550 and $232,975 for the nine months ended September 30, 2012 and 2011, respectively, due to the beneficial conversion of the various instruments. The convertible debentures were to mature from June 2010 to October 2010. The Company entered into an Amendment to Debenture and Warrants which extended the due date of the original $150,000 debenture from June 2010 to August 31, 2010, and then amended the exercise price of the Class B warrants from $0.50 to $0.20 on July 9, 2010.

There were a total of three entities that invested money in the Company and received convertible debentures.

The original debenture holder investment was in the amount of $150,000, which subsequently was amended a total of four times from its original expiration date due to the Company’s inability to repay the entire principal. The first amendment extended the debenture to August 31, 2010 and in exchange the Company issued to the holder 200,000 shares of common stock and reduced the Series B warrant exercise price from $.50 cents to $.20 cents/share. The second amendment extended the debenture to October 31, 2010 and in return the Company issued to the holder a total of 150,000 shares of common stock and 150,000 series C warrants that had an exercise price of $.40 cents/share. The Company entered into a Third Amendment on November 1, 2010, that further extended the repayment date of the $150,000 Convertible Debenture to April 30, 2011 and issued 150,000 shares of common stock as a penalty. The Company failed to comply with the new maturity date of April 30, 2011 and as a result agreed to issue 300,000 shares of common stock and reduce the Class C warrants exercise price from $0.40 to $0.20; further the Debenture holder agreed that the penalty payment would include all accrued and unpaid interest through the new due date of April 30, 2012. The fourth and latest amendment extends the debenture until April 30, 2012 and in return the Company has issued to the holder 300,000 shares of common stock and lowered the exercise price of the Class A and C warrants to $.20/share as well has provided to the holder a provision that allowed for cashless exercise of those warrants. The payment of the 300,000 shares also includes all interest that will be expensed from May 19, 2011 until April 30, 2012. The anticipated amount of interest that will be expense to the holder until April 30, 2012 is shown on the balance sheet as ‘Prepaid expenses’. As of today this particular note holder who originally invested $150,000 has received a total of 800,000 shares of common stock (excluding all accrued interest paid in common stock) and 150,000 warrants as payments for extending the debenture agreement from its original expiration date until April 30, 2012. The debenture holder has currently converted all A, B, and C warrants and $100,000 in principal leaving a total of $50,000 that the Company still owes to the holder.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 8-	CONVERTIBLE DEBENTURES (CONTINUED)

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

The third and final debenture holder invested $100,000 and received 150,000 Series A warrants and 40,000 Series B warrants. The entire debenture agreement originally expired on October 31, 2010, but due to the Company’s inability to repay the entire principal by that date, the Company amended the expiration of the agreement a total of two times. The first amendment extended the debenture to April 1, 2011 and in return the Company paid to the holder 100,000 shares of common stock and 100,000 Class C warrants that have an exercise price of $.40 cents/share. The Company has entered into its second amendment, which is reflected in the financial statements, which extends the debenture to April 2, 2012 and in return the Company paid to the holder 100,000 shares of common stock. As of this filing date the holder has not converted any principal or warrants and has not been paid any interest. This debenture holder notified the Company on April 2, 2012, that he would not extend his note and thus made notice to the Company for the full payment of principal and accrued and unpaid interest. The Company was unable to repay the principal. On April 13, 2012 the Company filed a Form 8-K to announce that Rahul Argade, a debenture holder, notified the Company that it was in default under the terms of the Debenture for failure to repay the principal amount of $100,000 plus interest due.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

Additionally, with the change in conversion price to $0.002, and the fact that at December 31, 2011, the Company has a closing stock price of $0.40, this resulted in a significant beneficial conversion feature in these instruments that has been recorded as a derivative liability by the Company in the amount of $38,703,000 of the total $39,628,463 change in the fair value of the derivative liability during 2011. In 2012, because the common stock price has dropped considerably, the fair value adjustment of $35,128,550 has been recorded as other income during the nine months ended September 30, 2012 and the derivative liability has decreased to $4,788,000 as of September 30, 2012.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 8-	CONVERTIBLE DEBENTURES (CONTINUED)

The modifications made to all three debt instruments, constituted a material modification and as a result, the original debt instrument was extinguished and the new debt instrument was recorded, with the resulting value of the penalty shares and warrants reflected as a loss on extinguishment.

As of September 30, 2012, the Company has $199,500 outstanding in convertible debentures with two debenture holders.

NOTE 9-	CONVERTIBLE PREFERRED STOCK AND WARRANTS – SERIES B

In June 2011, the Board of Directors authorized the issuance of up to 1,100,000 shares of Series B 10% convertible voting preferred stock (“Series B Shares”) having a stated value of $.50 per share. The Series B shares are valid for 24 months from the date of issuance and are convertible at any time, at the option of the holder, into common shares at a rate of 1:1. Interest will be paid annually, either in cash or in common stock at the Company’s discretion based on the 30 day bid-price moving average. At the end of the 24 month term, the Company will convert all outstanding Series B Shares and pay all outstanding interest in cash or in common stock based on the 30 day bid-price moving average.

In addition to the convertible preferred shares, each purchaser of the Series B Preferred Stock was issued an equal number of warrants (“Series B Warrants”) to purchase common stock at a price of $.75 per share that expired two years from the issued date.

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

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

The remaining unamortized discount on the convertible redeemable preferred stock, Series B as of September 30, 2012 is $94,464.

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

As of September 30, 2012, the Company had 20,657,453 shares of common stock issued and outstanding. During the nine months ended September 30, 2012, the Company issued 659,250 shares of common stock for services rendered in the amount of $218,820. The Company has an outstanding liability for stock to be issued of $16,400 (100,000 shares) at September 30, 2012.

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

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

The Company issued 15,000 Class A warrants and 4,000 Class B warrants on <date> to an individual investor in connection with the convertible debenture first entered into on April 1, 2010. The Class A warrants have an exercise price of $0.20 per share and the Class B warrants have an exercise price of $0.50 per share. All warrants have a term of 5 years. The value of the warrants at inception was $8,855 which represented the debt discount.

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

The Company issued 4,500,000 warrants to B.K. Gogia as part of his overall compensation package. These warrants have an exercise price of $0.20 per share and expire in five years. These warrants vest based upon achievement of performance objectives mutually agreed between the Company and B.K. Gogia and the stock price being not less than $0.50 per share. Mr. Gogia tendered his resignation on April 6, 2012 as a result of disagreements with management regarding financing choices. The Company agreed to accelerate the vesting of warrants and recorded $1,620,000 as of June 30, 2012 in stock-based compensation.

The Company issued 300,000 warrants to an individual in exchange for services previously rendered and recorded. These warrants have an exercise price of $0.20 per share, expire in five years and became fully vested in April 2010. The values of these warrants were $104,736.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 10-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

As a result of the Company’s failure to comply with the repayment terms of the three convertible debentures, the Company issued Class C Warrants to the three debenture holders. The Company issued a total of 260,000 Class C Warrants with an exercise price of $0.40 and a five year term. The value of these warrants has been expensed and classified as a loss on extinguishment of debt due to the fact that it was considered a material modification of the debt instrument. The value of the Class C Warrants is $25,491.

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

The Board of Directors on March 13, 2012 authorized the Company to grant to Dr. Jerzy Bala, the Chief Technology Officer, a Common Stock Purchase Warrant to purchase 1,000,000 shares of the Company's common stock, such shares of the warrant to vest immediately upon grant at an exercise price of $.30 per share that are exercisable for a period of five years from the date of grant. The Board of Directors also authorized that the Company grant a Common Stock Purchase Warrant to purchase 150,000 shares of its common stock to another Company employee in recognition of his contributions to the Company. Such shares of the warrant are to vest 50,000 shares on March 13, 2012, and 50,000 shares on the first and second anniversary dates of issue, at an exercise price of $.30 per share that are exercisable for a period of five years from the date of grant. The Company recorded $63,000 as stock based compensation during the three month period ended March 31, 2012 in connection with these issuances.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 10-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

The following is a breakdown of the warrants at September 30, 2012:

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

Options

Since October 2007, the Company’s Board of Directors and Shareholders approved the adoption of an option plan for a total of 6,500,000. The Company prior to the reverse merger with Irus exercised all of the options that were outstanding at the time. Subsequent to the reverse merger, the Company issued stock options in connection with certain employment agreements. The Company granted 5,939,500 options, 5,479,500 are vested, and none of which have been exercised as of September 30, 2012. The options vest on a varying schedule with the last date being June 30, 2013.

These options have exercise prices that range from $0.06 to $0.50 and were valued based on the black-scholes model with the following criteria:

Strike Price	$0.06– 0.50
Expected Life of Option	3- 5 yr.
Annualized Volatility	154.93-340.19%
Discount Rate	1.25%
Annual Rate of Quarterly Dividends	None

The value attributable to options that vested for the nine months ended September 30, 2012 is $95,400 and is reflected in the condensed consolidated statements of operations as stock based compensation.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 11-	COMMITMENTS

Office Lease

The Company leases office space in Sterling, Virginia pursuant to a lease with a related party through common ownership related to the former President & CEO, which is currently month to month. The lease provides for an annual rental of approximately $78,000.

Rent expense for the nine months ended September 30, 2012 and 2011 was $19,500 and $58,500.

Board of Advisors Agreements

The Company’s board of directors approved the addition of two members to its Board of Advisors. Each of these members will provide assistance to the Company with respect to their healthcare solution and predictive technology to prospective banking, insurance and healthcare customers. As consideration for the placement on the Board of Advisors, the Company has, in addition to quarterly cash payments, granted those Advisors options under their 2007 Stock Incentive Plan that vest over a two-year period of time commencing in May 2010. Per agreement with one of the Board of Advisors members, the Company has not made the quarterly cash payments owing to that Advisor due to cash flow and liquidity issues. The Company has included these fees in their condensed consolidated statements of operations for the nine months ended September 30, 2012 and 2011.

Consulting Agreements

The Company has entered into consulting agreements with marketing and strategic consulting groups with terms that do not exceed one year. These companies are to be paid fees for the services they perform. The Company has included these fees in their condensed consolidated statements of operations for the nine months ended September 30, 2012 and 2011.

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

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 11-	COMMITMENTS (CONTINUED)

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

On February 24, 2012, the Company entered into Forbearance Agreement with Prem K. Dadlani and extended the date of repayment of the unpaid principal and accrued interest of the Dadlani Note to June 30, 2012 and to issue 100,000 shares of its common stock to him as forbearance consideration. The agreement is in default and settlement agreement is being negotiated.

On December 22, 2011 and February 24, 2012 the Company entered into a promissory note agreement with Sanjeev Kohli and Pyush Kumar, respectively, in the principal amount of $20,000 each pursuant to which Mr. Kohli shall receive 20,000 shares of the Company's common stock and an additional 40,000 shares of the Company's common stock in the event that the unpaid principal and accrued interest is not paid within six months of the date of the promissory note. No payment was made, and these shares have been accrued for in the condensed consolidated statement of operations for the nine months ended September 30, 2012.

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

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 11-	COMMITMENTS (CONTINUED)

Employment Agreements

During the year ended December 31, 2009, the Company entered into four separate employment agreements with their key executives. The employment agreements range from three to five years , and require the Company to compensate the key executives for a base salary, as well as provide for incentive compensation. In addition, the executives were granted in total 3,250,000 stock options that vest through December 2011. The Company also entered into another employment agreement in January 2010 which granted an additional 20,000 options to an employee. This agreement was for a period of two years. In August and September 2011 the Company hired two employees who were to receive 200,000 options that vest equally over the next eight quarters and 60,000 options that vest equally over the next four quarters, respectively. As of September 30, 2012 a total of 160,000 options from these two employment agreements have vested and were valued at a total of $41,238. The Company has included these fees in their condensed consolidated statements of operations.

NOTE 12–	PROVISION OF INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. At September 30, 2012 deferred tax assets consist of the following:

NOTE 12-	PROVISION FOR INCOME TAXES (CONTINUED)

Net operating losses	$1,776,773

Valuation allowance	$(1,776,773)

$-

At September 30, 2012, the Company had net operating loss carry forward in the approximate amount of $5,225,803 available to offset future taxable income through 2032. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 13-	RELATED PARTY TRANSACTIONS

The Company incurred rent expense in the amount of $39,000 for the nine months ended September 30, 2012 and 2011 to a company owned by a relative of an officer of the Company. In addition, the Company has outstanding fees due the former President & CEO of $725,000 as of September 30, 2012 relating to past due distributions prior to the reverse merger.

NOTE 14-	MAJOR CUSTOMERS

For the nine months ended September 30, 2012 and 2011, the Company derived 86% and 90% of its revenue from three and one customers, respectively. These customers are considered major customers as they represent 10% or more of total revenue. The Company believes that there is customer concentration risk associated with these customers as well as a negative impact of Defense budget reduction.

INFERX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

	Level 1	Level 2	Level 3	Total

Cash	$50,281	$-	$-	$50,281

Total assets	$50,281	$-	$-	$50,281

Convertible debentures, net of discount	$-	$-	$199,500	$199,500

Embedded conversion feature and derivative	$—	$-	$4,788,000	$4,788,000

Total liabilities	$-	$-	$4,987,500	$4,987,500

NOTE 16-	SUBSEQUENT EVENTS

In November 2008, the Company entered into a convertible note with Mr. Prem Dadlani, in the amount of $15,000, with a term of six months. The Company was unable to repay the note due to cash flow and liquidity issues. Efforts to obtain a forbearance agreement have not been successful. In November 2011, Mr. Dadlani through legal counsel has sought resolution and payment. In an effort of good faith negotiations with Mr. Dadlani, The Board of Directors authorized, on February 24, 2012, that the Company issue 100,000 shares of the Company's common stock in exchange for a forbearance agreement in which the unpaid principal and accrued interest be extended until June 30, 2012. Subsequently, since the shares authorized on February 24, 2012 were not issued, the Board of Directors authorized, on October 10, 2012, that the Company issue 400,000 shares of the Company’s common stock as consideration for a forbearance agreement and to extend the maturity date of his note to April 30, 2013. Payment was not made and the Company is negotiating a settlement agreement.

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 16-	SUBSEQUENT EVENTS (CONTINUED)

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

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 16-	SUBSEQUENT EVENTS (CONTINUED)

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

The Board of Directors, on November 13, 2012, entered into a forbearance agreement with Fourth Street Fund to extend the maturity date of the Debenture to July 24, 2013. The Company also agreed with Fourth Street Fund to correct the amount due under the Debenture, to convert certain interest due under the Debenture, and to issue additional shares of the Company’s common stock under the Class A, B, and C warrant conversions as a result of the dilutive issuance by the Company in December 2010 that reduced the share price of the Company’s common stock to $0.002 per share. Additionally, the Company agreed to allow Fourth Street Capital to gift certain principal amounts of the debenture to a number of persons ~~,~~ and to limit the amount of further reductions for $50,000 of unpaid principal under the Debenture to $0.20 per share in the event that the Company met a new investment financing deadline of December 31, 2012.

In an effort to obtain required equity or debt financing for technology development, market penetration and revenue growth, the Board of Directors on October 2, 2012, authorized the sale of an aggregate 16,666,667 shares of the Company’s common stock for a maximum purchase price of $500,000 based upon a per share price of $0.03, or a pre-money valuation of approximately $3,000,000, and established an aggregate minimum purchase of $200,000, representing 6,666,666 shares of the Company’s common stock. These shares were to be issued to equity investors as a unit of the Company’s common stock and a warrant exercisable for five years to purchase 50% of the number of shares of common stock purchased by each investor, at an exercise price of $0.05 per share.

Under the terms of the above financing, the Company received on December 4, 2012 from one investor $6,000, representing the sale of 200,000 shares of the Company’s common stock and issued a warrant exercisable for five years to purchase 100,000 shares of common stock at an exercise price of $0.05 per share.

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 16-	SUBSEQUENT EVENTS (CONTINUED)

To meet critical short-term financial requirements the Company entered into a 5% Convertible Promissory Note, with an investor in the amount of $13,000. Under the terms of the Note, the entire principal amount, together with all accrued interest is due on January 2, 2013.

The Board of Directors on December 14, 2012 approved the issuance of two warrants, one for 2,000,000 shares of the Company’s common stock to a consultant in connection with finding a new management team and additional financing for the Company, and a second warrant for 3,000,000 shares of the Company’s common stock to B.K. Gogia for his executive leadership and crisis management role that has allowed the Company to continue to operate, raise additional equity financing and complete the filing of the Company's Form 10-K. All warrants vest upon the closing of an initial equity investment of $200,000. In addition, Mr. Gogia was granted 1,500,000 shares of the Company's common stock in recognition of the assistance he has assumed role of Acting President and CEO and for recruiting a new management team.

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

The Company could not meet the minimum new investment financing by December 31, 2012. As of January 3, 2013, total principal and interest due to Fourth Street Fund, LP was $82,214.52. Fourth Street Fund, LP gifted the following amounts: $10,500 on January 3, 2013, $26,000 on January 24, 2013, $8,379.15 on February 12, 2013 and $5,000 on July 17, reducing the total principal amount to $34,113.30 as of July 17, 2013.

The Company added two advisors to its Board of Advisors on December 17, 2012, Robert King and Manish Nandy, and two additional advisors on March 6, 2013, Dr. Oliver Alabaster and Lawrence Hoffman. The Company appointed Michael Deale to serve as a member of its Board of Advisors on June 12, 2013.

The Company leased office space with a related party through common ownership to the former President & CEO.  The lease was terminated on April 15, 2013. The Company entered into a new lease agreement with an unrelated party on May 1, 2013.  The terms of the lease are $1,800 per month on a month to month basis. .

INFERX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 16-	SUBSEQUENT EVENTS (CONTINUED)

The Company entered into a convertible loan agreement with an investor in the amount of $63,728 on May 31, 2013 The loan is payable within 5 months of issuance, has an annual interest rate of 10%, and is convertible at any time into common stock at $0.03 per share.  In connection with the loan, the investor was issued 2,000,000 warrants with an exercise price of $0.05 per share that are exercisable for five years from the date of issuance.

On June 16, 2013, the SBA informed the Company that the loan was in default and out of compliance with respect to one of the covenants and proposed that the Company enter into an agreement to become compliant or it would accelerate repayment of the unpaid principal and interest. The Company is negotiating with the SBA to become compliant and also requesting removal of the personal guarantee of the Gogia family.

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

Overview

InferX is a provider of next generation Predictive Analytics and Business Intelligence solutions for financial services, healthcare, and government enterprises. Our solutions include a wide variety of innovative technologies that provide critical results for challenges such as healthcare fraud mitigation, healthcare research, financial services risk management and complex intelligence analysis, to name a few. We have pioneered and commercialized a suite of powerful patented technologies for advanced analytical solutions that direct decision making and improve corporate performance across the entire enterprise. Our solutions are targeted towards select sub-subsectors within the healthcare, financial services and public sector markets to address significant ROI opportunities for our clients. Through broad, diversified market adoption of our predictive data analytical solutions, InferX plays a critical role in promoting the safety and security of our nation's assets and its citizens, while also empowering commercial enterprises with the knowledge and material insight necessary to make better business decisions and maximize profits.

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

Following our merger with the Irus Group, we expanded our customer base and services offerings, which we believed would increase our revenues and expenses in comparison to recent periods. Our services business, which represented over 99% of our total revenues in fiscal 2011, has significantly lower margins than our software business. The proportion of our services revenues relative to our total revenues in the nine months ended September 30, 2012 was affected by our continued focus on the PA software side of the business and the continued uncertainty of the U.S. Government budget.

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

Nine Months Ended September 30, 2012 and 2011

Revenue

Revenue for the nine months ended September 30, 2012 was $1,325,318, a decrease from $2,789,456 for the same period in 2011; an approximate 53% decrease, our revenues were directly impacted by the termination of a couple of U.S. Government contracts, which directly impacted our revenue delivered government contracts and U.S. Government's authority to finalize new contract starts to coincide with the previous contract termination. This situation also reflects the continuing uncertain economic environment across all of our focus market areas and the slowness of the national economic recovery. From a customer market perspective, we did not see a significant improvement in the business environment for capital expenditures across our enterprise, commercial, and government markets, during the nine months ended September 30, 2012.

Cost of Revenues

Costs of revenues for the nine months ended September 30, 2012 were $1,024,275, an approximate 45% decrease from $1,864,735 for the same period in 2011. The decrease resulted primarily from lower revenue and the associated lower attributable subcontractor costs as well as benefits from our ongoing program to optimize efficiency and reduce delivery costs.

Gross Margin

In the nine months ended September 30, 2012, our gross margin percentage decreased to 23% compared from approximately 33% from the corresponding period of fiscal 2011. This decrease in gross margin percentage for the nine months ended September 30, 2012 was the result of a substantial reduction in cost of goods sold which was less than the decrease in revenue.

Operating Expenses

For the nine months ended September 30, 2012 operating expenses increased by approximately 59% from the corresponding period of fiscal 2011, which was primarily attributable to an increase in stock based compensation and depreciation, amortization and impairment, offset by a reduction in labor costs.

Other Income (Expense)

Other income (expense) increased primarily due to a benefit recorded for the fair value adjustment of $35,128,550.

Contract Backlog

 At September 30, 2012 and December 31, 2011, our estimated backlog was $1,866,624 and $5,790,000, respectively, of which $1,035,534 and $4,752,000, respectively, was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our Government Wide Acquisition Contracts (GWAC) or other multiple-award contract vehicles, or sales and services of our PA technology.

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

Liquidity and Capital Resources

We had cash of $50,281 of September 30, 2012. During the nine months ended September 30, 2012, we used approximately $146,198 from our operating activities. Operations were funded primarily from consulting revenue generated in the nine month period.

We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses in light of the requirements created by our business plan and enhancement of our core technology products and the adaptation of that technology into market-sector specific solutions. We are currently expending approximately $120,000 per month to support our operations, and anticipate spending $120,000 monthly through December 31, 2012 and 2013. We expect to raise additional financing through the sale of common stock to supplement the cash generated from our existing contracts. We believe this will be sufficient to fund our operations until additional financing is procured. If we are unable to generate sufficient cash through the sale of our convertible preferred, preferred and common stock it will be necessary for us to further reduce expenses to manage our business. Although we believe the additional capital required will be provided through one of these sources, we cannot assure you that we will be successful in these financing efforts or accepting financing at acceptable prices. Our failure to generate such revenue, reduce expenses or obtain necessary financing could impair our ability to continue business operations and raises substantial doubt about our ability to remain as a going concern.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective due to the existence of material weaknesses in our internal control over financial reporting as discussed in our Form 10-K for the year ended December 31, 2011.

Changes in Internal Control over Financial Reporting

No changes of internal control over financial reporting were made in the three months ended September 30, 2012.

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

If we were to lose the services of Dr. Jerzy Bala, Raimondo Piluso, or B.K. Gogia, or other members of our senior management team, we may not be able to execute our business strategy.

Our future success depends in a large part upon the continued service of key members of our senior management team. On April 13, 2012 we filed a Form 8-K disclosing that B.K. Gogia, President of our Technology Systems Group, and Raimondo Piluso, Chief Operating Officer, resigned as a result of a disagreement regarding the business direction of the Company, which has adversely affected our backlog of funded service contracts. Dr. Jerzy Bala, our CTO, resigned on June 15, 2012. B.K. Gogia rejoined the Company following the resignation of Vijay Suri on July 17, 2012 and Raimondo Piluso has assisted the Company since the resignation of Mr. Suri on a consulting basis.  The loss of their services may have a material adverse effect on our ability to grow our services and software businesses and obtain the financing necessary to do so.

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

We currently have received two patents and and are developing additional updated material for additional filings.While we believe that we have a proprietary position in component technologies for our products, our ability to compete effectively will depend, in part, on our ability to protect our proprietary technologies, processes and designs, to secure patents for the applications we have pending and to protect those patents that we may secure. We do not know whether any of our pending patent applications will be issued or, if issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes. Even if all of our patent applications are issued and are sufficiently broad, our patents may be challenged or invalidated.

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

Revenues derived from federal government contracts accounted for 82% of our revenues in the first nine months of 2012. We expect that government contracts will significantly decline as a result of the conclusion of our government contracts. We must, therefore, concentrate on sale of our software products to continue to remain in business.

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

Our existing capital is insufficient to fund our operations beyond the fourth quarter of 2012. We believe the anticipated revenues from potential customer contracts along with the sale of a limited amount of equity will enable us to meet our financial obligations as they become due. However, we are not generating sufficient revenues to increase our working capital or to carry out our proposed business objectives and continue to operate as a going concern beyond the near term, and we need to obtain additional financing or reduce our expenses by curtailing our operations.

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

Item 6.	Exhibits.

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2*	Certification of CFO pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: August 5, 2013	InferX Corporation

	By:	/s/ Paul B. Silverman
Paul B. Silverman, President, CEO and CFO
(Principal Executive, Financial and
Accounting Officer)

